Form 10-Q
period 2018-03-31
scPharmaceuticals Inc.
filed 2018-05-07
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38293

SCPHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5184075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 District Avenue, Suite 310

Burlington, Massachusetts 01803

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (617) 517-0730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

As of May 4, 2018, the Registrant had 18,542,334 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the timing or likelihood of approval by the FDA of our new drug application for Furoscix;
•	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
•	the commercialization, marketing and manufacturing of Furoscix or any other of our product candidates, if approved;
•	the pricing and reimbursement of Furoscix or any other of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of Furoscix or any other of our product candidates for which we receive marketing approval;
•	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	our ability to identify additional product candidates;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering Furoscix or any other of our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of Furoscix or any other of our product candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere our Annual Report on From 10-K for the year ended December 31, 2017. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	DECEMBER 31,	MARCH 31,
	2017	2018
Assets
Current assets
Cash	$118,298	$109,280
Prepaid expenses	823	1,323
VAT receivable	655	830
Other current assets	107	135
Total current assets	119,883	111,568
Restricted cash	182	182
Property and equipment, net	203	193
Right-of-use lease assets - operating (Type B), net	1,773	1,702
Deposits and other assets	7	7
Total assets	$122,048	$113,652
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,591	$1,519
Accrued expenses	3,063	2,736
Term loan, short term	314	1,265
Current portion of lease obligation - operating (Type B)	242	276
Other current liabilities	1	4
Total current liabilities	5,211	5,800
Term loan, long term	9,105	8,222
Long term lease obligation - operating (Type B)	1,683	1,599
Other liabilities	52	87
Total liabilities	16,051	15,708
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2018; 18,534,240 and 18,542,212 shares issued and outstanding as of December 31, 2017 and March 31, 2018, respectively	2	2
Additional paid-in capital	173,011	173,690
Accumulated deficit	(67,016)	(75,748)
Total stockholders’ equity	105,997	97,944
Total liabilities and stockholders’ equity	$122,048	$113,652

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCPHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2018
Operating expenses:
Research and development	$2,885	$4,048
General and administrative	2,074	4,651
Total operating expenses	4,959	8,699
Loss from operations	(4,959)	(8,699)
Other income (expense)	10	(42)
Interest income	37	351
Interest expense	-	(342)
Net loss and comprehensive loss	$(4,912)	$(8,732)
Net loss per share — basic and diluted	$(4.59)	$(0.47)
Weighted average common shares outstanding — basic and diluted	1,070,691	18,535,432

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCPHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2018
Cash flows from operating activities
Net loss	$(4,912)	$(8,732)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	2	10
Amortization expense - right-of-use leased assets - operating (Type B)	24	71
Stock-based compensation	108	622
Non-cash interest expense	-	90
Changes in operating assets and liabilities
Prepaid expenses and other assets	(214)	(703)
Accounts payable, accrued expenses and other liabilities	249	(432)
Net cash used in operating activities	$(4,743)	$(9,074)
Cash flows from financing activities
Costs related to issuance of Series B convertible preferred stock	(8)	-
Proceeds from the exercise of vested stock options	-	56
Net cash (used in) provided by financing activities	(8)	56
Net decrease in cash and restricted cash	(4,751)	(9,018)
Cash and restricted cash at beginning of period	39,281	118,480
Cash and restricted cash at end of period	$34,530	$109,462
Supplemental cash flow information
Interest paid	$-	$252
Taxes paid	$8	$70

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCPHARMACEUTICALS INC.

Notes to Unaudited Interim Condensed Financial Statements

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.  The Company has determined that it operates in one segment.

The accompanying condensed balance sheet as of March 31, 2018, and the condensed statements of operations and comprehensive loss and condensed statements of cash flows for the three months ended March 31, 2017 and 2018 are unaudited. The unaudited interim condensed financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed financial statements. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

2. Significant Accounting Policies

Stock Split

On November 6, 2017, the Company effectuated a 1-for-7.180193 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on October 27, 2017 and by the Company’s stockholders on November 6, 2017. The reverse stock split resulted in an adjustment to the preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.0001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported periods. Actual results could differ from those estimates.

Restricted Cash

As of March 31, 2018, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 8).

Fair Value of Financial Instruments

Assets and liabilities that are carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1: Observable quoted market prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level 1, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and

Level 3: Unobservable inputs for the asset or liability that are significant to the fair value of the assets or liabilities.

The Company does not have any recurring fair value measurements as of March 31, 2018. The carrying values of the Company’s cash and restricted cash, prepaid expenses, VAT receivable, and deposits approximate their fair values due to their short term nature. The carrying value of the Company’s loan payable was considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of lease obligations, and long term lease obligations on the Company’s balance sheets.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are recorded to reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2018, the Company had no such accruals.

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company has adopted ASC 606 as of January 1, 2018. The future impact of ASC 606 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. For all other entities, it is effective for annual periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt ASU 2016-02 as of January 1, 2018 with retrospective application to January 1, 2016, the beginning of the earliest period to be presented in the Annual Report on Form 10-K for the year ended December 31, 2018. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2015) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. In addition, the Company does allocate the consideration between lease and non-lease components. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2016 (a) a lease liability of approximately $409,000, which represents the present value of the remaining lease payments of approximately $540,000, discounted using the Company’s incremental borrowing rate of 9.63%, and (b) a right-of-use asset of approximately $396,000 which represents the lease liability of $409,000 adjusted for accrued rent of approximately $13,000. This standard did not have a material impact on the Company’s balance sheets or cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of ROU assets and lease obligations for operating leases.  Adoption of the standard requires the Company to restate certain previously reported results, including the recognition of additional ROU assets and lease obligations for operating leases.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2017	2018
Net loss and comprehensive loss	$(4,912)	$(8,732)
Weighted-average shares used in computing net loss per share	1,070,691	18,535,432
Net loss per share, basic and diluted	$(4.59)	$(0.47)

The Company’s potentially dilutive securities, which include stock options and convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	THREE MONTHS ENDED MARCH 31,
	2017	2018
Convertible preferred stock, on an as-converted basis	10,126,771	-
Stock options to purchase common stock	865,181	1,748,617
Unvested restricted stock	4,120	122
Total	10,996,072	1,748,739

4. Property and Equipment

Purchased property and equipment consists of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	DECEMBER 31, 2017	MARCH 31, 2018
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(26)	(36)
Property and equipment, net		$203	$193

Depreciation expense for the periods ended March 31, 2017 and March 31, 2018 was $2,000 and $10,000, respectively.

Leased property and equipment consists of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	DECEMBER 31, 2017	MARCH 31, 2018
Right-of-use lease assets - operating (Type B)	Lease term	$2,014	$2,014
Less: Accumulated amortization		(241)	(312)
Right-of-use lease assets - operating (Type B), net		$1,773	$1,702

Amortization expense for the periods ended March 31, 2017 and March 31, 2018 was $24,000 and $71,000, respectively.

5. Accrued Expenses

Accrued expenses consist of (in thousands):

	DECEMBER 31, 2017	MARCH 31, 2018
Contract research and development	$1,610	$717
Consulting and professional service fees	287	950
Employee compensation and related costs	871	799
State taxes	192	191
Financing related costs	90	44
Other	13	35
Total accrued expenses	$3,063	$2,736

6. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering. No further additional options will be granted under the 2014 Stock Plan. At March 31, 2018, there were 1,095,895 options outstanding under the 2014 Plan.

As of March 31, 2018, there were 2,171,389 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan.

At March 31, 2017, there were 1,553,537 options available for issuance and 652,722 options outstanding under the 2017 Stock Plan. Options granted under the 2017 Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the board of directors, but is generally a four-year term.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	THREE MONTHS ENDED MARCH 31,
	2017	2018
Risk-free interest rate	2.19%-2.20%	2.42%-2.74%
Expected dividend yield	0%	0%
Expected life	6.0-6.1 years	5.5-7.0 years
Expected volatility	82%	83%-86%
Weighted-average grant date fair value	$2.69	$9.44

The following table summarizes information about stock option activity during the three months ended March 31, 2018 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2017	1,195,495	$5.38
Granted	592,814	13.00
Exercised	(7,606)	7.39
Forfeited	(32,086)	5.85
Outstanding, March 31, 2018	1,748,617	$7.94	9.04	$8,355
Vested and exercisable, March 31, 2018	361,125	$5.20	8.01	$2,601
Vested and expected to vest, March 31, 2018	1,442,766	$7.74	8.96	$7,149

Unrecognized compensation expense related to unvested awards as of March 31, 2018 was $6.3 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.24 years.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2018 (in thousands):

	2017	2018
Research and development	$36	$186
General and administrative	72	436
Total	$108	$622

7. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with Solar Capital Ltd. and Silicon Valley Bank for $10.0 million. The 2017 Loan Agreement has a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement will be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

The interest rate under the 2017 Loan Agreement is LIBOR plus 8.45%, and there is an interest-only period until November 30, 2018, followed by a 30-month principal and interest period. Pursuant to the 2017 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by the Company.

The Company entered into an exit fee agreement in connection with the 2017 Loan Agreement for an aggregate payment of 4% of the loan commitment, or $400,000, to the lenders upon the occurrence of an exit event, including an initial public offering. The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $392,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The Company paid the fee in November 2017 in conjunction with the Company’s IPO.

As of March 31, 2018, unpaid borrowings under the 2017 Loan Agreement totaled $10.0 million. For the three months ended March 31, 2018 the Company recorded $69,000 related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of initially 3% reducing to 1% following the one year anniversary would be assessed on the outstanding principal. A final payment fee of $250,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2018, the Company recorded $21,000 related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

MARCH 31, 2018
Face value	$10,000
Less: discount	(513)
Total	$9,487
Less: current portion	(1,265)
Total	$8,222

As of March 31, 2018, future principal payments due under the 2017 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2018	$333
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	1,667
Total	$10,000

8. Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2022 and do not include renewal options. In the normal course of business, it is expected that these leases will be renewed.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments.

Pursuant to the terms of its lease agreement for the Company’s headquarters, the Company obtained a letter-of-credit in the amount of approximately $182,000 as security on the lease obligation. The letter-of credit is listed as restricted cash on the Company’s balance sheets.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2018 (in thousands):

Year ended:
December 31, 2018	$333
December 31, 2019	499
December 31, 2020	512
December 31, 2021	524
December 31, 2022	497
Total minimum lease payments	$2,365

	THREE MONTHS ENDED MARCH 31,
	2017	2018
Lease cost:
Operating lease cost	$32	$119
Short-term lease cost	2	2
Total lease cost	$34	$121
Other information
Cash paid for amounts included in the measurement of lease liabilities	$18	$97
Operating cash flows from operating leases	$14	$21
Weighted-average remaining lease term - operating leases	5.3 years	4.7 years
Weighted-average discount rate - operating leases	9.6%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The lease commenced on April 1, 2018 and has an initial term of three years with an extension term through December 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the Securities and Exchange Commission on March 20, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We have funded our operations from inception through March 31, 2018 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of March 31, 2018, we had an accumulated deficit of $75.7 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, scale-up manufacturing, and seek regulatory approval for new product candidates and product enhancements. We will need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2018	(Decrease)
Operating expenses:
Research and development	$2,885	$4,048	$1,163
General and administrative	2,074	4,651	2,577
Total operating expenses	4,959	8,699	3,740
Loss from operations	(4,959)	(8,699)	3,740
Other income (expense), net	10	(42)	52
Interest income	37	351	314
Interest expense	-	(342)	342
Net loss	$(4,912)	$(8,732)	$3,820

Research and development expenses. R&D expenses were $4.0 million for the three months ended March 31, 2018, compared to $2.9 million for the three months ended March 31, 2017. The increase of $1.1 million was primarily attributable to a $0.6 million increase in employee-related expenses associated with additional headcount, a $0.4 million increase in supplies and contract services for clinical and medical affairs, and a $0.2 million increase in pharmaceutical development in preparation for commercial validation batches during the three months ended March 31, 2018.

General and administrative expenses. G&A expenses were $4.7 million for the three months ended March 31, 2018, compared to $2.1 million for the three months ended March 31, 2017. The increase of $2.6 million was primarily attributable to a $1.0 million increase in consulting and professional services due to the expansion of our commercial organization, a $0.8 million increase in employee-related expenses associated with additional headcount and recruiting, and $0.8 million related to costs incurred as a public company during the three months ended March 31, 2018.

Other (expense) income. Other expense was $42,000 for the three months ended March 31, 2018, compared to other income of $10,000 for the three months ended March 31, 2017. The increase in expense of $52,000 was primarily attributable to foreign exchange losses due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $0.4 million for the three months ended March 31, 2018, compared to $37,000 for the three months ended March 31, 2017. The increase of $0.3 million was primarily attributable to higher cash balances for the three months ended March 31, 2018 following our initial public offering in November 2017.

Interest expense. Interest expense increased $0.3 million from the three months ended March 31, 2017 to $0.3 million for the three months ended March 31, 2018. This increase was attributable to the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2018 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2018, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, and $13.5 million in net proceeds from convertible notes payable. Additionally, in May 2017 we incurred $10.0 million of debt under our loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank. As of March 31, 2018, we had cash and restricted cash of $109.5 million.

We expect to incur substantial additional expenditures in the next twelve months to support our ongoing activities and the commercial launch of Furoscix, if approved, in the United States. We believe our existing unrestricted cash is sufficient to fund these operations through 2019. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of Furoscix, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the potential FDA approval of Furoscix;
•	the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing Furoscix, if approved;
•	the revenue generated by sales of Furoscix, if approved and other products that may be approved;
•	the pricing and reimbursement of Furoscix, if approved and of other product candidates that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
•	the costs and timing of developing variations of our sc2Wear Infusor and, if necessary, obtaining FDA approval of such variations;
•	the emergence of competing or complementary technological developments;
•	the extent to which Furoscix, if approved, is adopted by the healthcare community;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent and scope of our general and administrative expenses.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2017	2018
Net cash (used in) provided by:
Operating activities	$(4,743)	$(9,074)
Financing activities	(8)	56
Net decrease in cash and restricted cash	$(4,751)	$(9,018)

Net Cash Used in Operating Activities

During the three months ended March 31, 2018, net cash used in operating activities was $9.1 million, consisting primarily of a net loss of $8.7 million and an increase in net operating assets of $1.1 million. This was offset by non-cash charges of $0.8 million. The increase in net operating assets primarily consisted of prepayments for device development and clinical trials and increased receivables for Value Added Tax. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

During the three months ended March 31, 2017, net cash used in operating activities was $4.7 million, consisting primarily of a net loss of $4.9 million, offset by a decrease in net operating assets and non-cash charges of $0.2 million. The decrease in net operating assets primarily consisted of increased accruals for employee costs offset by a decrease in accounts payable for clinical trials and device engineering costs. The non-cash charges primarily consisted of stock-based compensation expense, depreciation and amortization related to our right of use leased assets.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $56,000, consisting primarily of stock option exercises.

During the three months ended March 31, 2017, net cash used in financing activities was $8,000, consisting of costs related to our Series B preferred stock financing.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2018, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to LIBOR plus 8.45%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 20, 2018. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

To date, none of the net offering proceeds from the IPO had been used. We are holding the net proceeds from the IPO in cash. As described in our final prospectus filed with the SEC on November 17, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, we expect to use the net proceeds from our IPO for pre-commercial planning and commercialization of Furoscix, if approved, including the development of our sales and marketing infrastructure; the automation necessary to increase manufacturing capacity for our sc2Wear Infusor; research and development, including for our infectious diseases program; as well as for working capital and other general corporate purposes.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: May 7, 2018	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2018	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)