Form 10-Q
period 2018-09-30
scPharmaceuticals Inc.
filed 2018-11-13
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

As of November 13, 2018, the Registrant had 18,569,289 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the timing or likelihood of approval by the FDA of our new drug application for Furoscix, including our plans to resubmit an NDA for Furoscix;
•

our efforts to address the deficiencies the FDA has identified in its Complete Response Letter, during our September 2018 Type A Post-Action Meeting or may identify in the future with respect to Furoscix, our plans to remediate any of these deficiencies and whether we will successfully execute any plans to remediate any of these;

•	the patient populations for which Furoscix may be prescribed, if approved, and any statements that will be included in the label for Furoscix, if approved;
•	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
•	the commercialization, marketing and manufacturing of Furoscix or any other of our product candidates, if approved;
•	the pricing and reimbursement of Furoscix or any other of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of Furoscix or any other of our product candidates for which we receive marketing approval;
•	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	our ability to identify additional product candidates;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering Furoscix or any other of our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of Furoscix or any other of our product candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•

other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2017	2018
Assets
Current assets
Cash and cash equivalents	$118,298	$95,299
Prepaid expenses	823	981
VAT receivable	655	454
Other current assets	107	97
Total current assets	119,883	96,831
Restricted cash	182	182
Property and equipment, net	203	215
Right-of-use lease assets - operating (Type B), net	1,773	1,582
Deposits and other assets	7	9
Total assets	$122,048	$98,819
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,591	$1,667
Accrued expenses	3,063	2,212
Term loan, short term	314	3,210
Current portion of lease obligation - operating (Type B)	242	341
Other current liabilities	1	-
Total current liabilities	5,211	7,430
Term loan, long term	9,105	6,421
Long term lease obligation - operating (Type B)	1,683	1,448
Other liabilities	52	130
Total liabilities	16,051	15,429
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2018; 18,534,240 and 18,569,289 shares issued and outstanding as of December 31, 2017 and September 30, 2018, respectively	2	2
Additional paid-in capital	173,011	174,748
Accumulated deficit	(67,016)	(91,360)
Total stockholders’ equity	105,997	83,390
Total liabilities and stockholders’ equity	$122,048	$98,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCPHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Operating expenses:
Research and development	$3,585	$3,896	$10,615	$12,799
General and administrative	1,665	1,945	6,113	11,645
Total operating expenses	5,250	5,841	16,728	24,444
Loss from operations	(5,250)	(5,841)	(16,728)	(24,444)
Other income (expense)	15	(5)	82	(58)
Interest income	75	445	170	1,221
Interest expense	(329)	(360)	(461)	(1,062)
Net loss and comprehensive loss	$(5,489)	$(5,761)	$(16,937)	$(24,343)
Net loss per share — basic and diluted	$(5.08)	$(0.31)	$(15.76)	$(1.31)
Weighted average common shares outstanding — basic and diluted	1,080,351	18,569,289	1,074,702	18,551,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCPHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities
Net loss	$(16,937)	$(24,343)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	8	29
Amortization expense - right-of-use leased assets - operating (Type B)	79	218
Stock-based compensation	570	1,682
Non-cash interest expense	111	278
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,644)	51
Accounts payable, accrued expenses and other liabilities	1,072	(926)
Net cash used in operating activities	(16,741)	(23,011)
Cash flows from investing activities
Purchases of property and equipment	(190)	(41)
Net cash used in investing activities	(190)	(41)
Cash flows from financing activities
Costs related to issuance of Series B convertible preferred stock	(8)	-
Proceeds from term loan, net of costs	9,674	-
Costs related to initial public offering	-	(5)
Proceeds from the exercise of vested stock options	3	58
Purchase of restricted stock	(3)	-
Net cash provided by financing activities	9,666	53
Net decrease in cash, cash equivalents and restricted cash	(7,265)	(22,999)
Cash, cash equivalents and restricted cash at beginning of period	39,282	118,480
Cash, cash equivalents and restricted cash at end of period	$32,017	$95,481
Supplemental cash flow information
Interest paid	$336	$738
Taxes paid	$34	$283
Supplemental non-cash information
Acquisition of right-of-use leased assets - operating (Type B), net of disposal	$-	$26

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

In June 2018, the Company received a complete response letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding its New Drug Application (“NDA”). On June 15, 2018 management implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following receipt of the CRL. As of September 30, 2018, the Company had paid out all severance, benefits, and related costs.

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

The accompanying condensed balance sheet as of September 30, 2018, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2018 and condensed statements of cash flows for the nine months ended September 30, 2017 and 2018 are unaudited. The unaudited condensed financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed financial statements. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

As of September 30, 2018, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 8). Cash, cash equivalents and restricted cash consists of the following:

	December 31, 2017	September 30, 2018
Cash and cash equivalents	$118,298	$95,299
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$118,480	$95,481

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

The Company does not have any recurring fair value measurements as of September 30, 2018. The carrying values of the Company’s cash, cash equivalents and restricted cash, prepaid expenses, VAT receivable, and deposits approximate their fair values due to their short term nature. The carrying value of the Company’s loan payable was considered a reasonable estimate of fair value because the Company’s interest rate approximates current market rates for instruments with similar characteristics.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At September 30, 2018, the Company had no such accruals.

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company has adopted ASC 606 as of January 1, 2018. The future impact of ASC 606 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 is intended to address questions on the application of ASU No. 2016-02 and to clarify its guidance. ASU 2018-10 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. For entities who have early adopted ASU No. 2016-02, the guidance is effective upon the issuance of ASU 2018-10. The Company adopted ASU 2018-10 in July 2018 and there was no impact to the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. Early adoption of all or part of ASU No. 2018-13 is permitted. The Company does not expect ASU 2018-13 to have a material impact on its financial statements.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net loss and comprehensive loss	$(5,489)	$(5,761)	$(16,937)	$(24,343)
Weighted-average shares used in computing net loss per share	1,080,351	18,569,289	1,074,702	18,551,690
Net loss per share, basic and diluted	$(5.08)	$(0.31)	$(15.76)	$(1.31)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Convertible preferred stock, on an as-converted basis	10,126,771	-	10,126,771	-
Stock options to purchase common stock	1,046,879	1,746,287	1,046,879	1,746,287
Unvested restricted stock	852	-	852	-
Total	11,174,502	1,746,287	11,174,502	1,746,287

4. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2017	September 30, 2018
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Machinery & equipment	5 years	-	41
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	270
Less: Accumulated depreciation		(26)	(55)
Property and equipment, net		$203	$215

Depreciation expense for the three months ended September 30, 2017 and September 30, 2018 was $5,000 and $10,000, respectively. Depreciation expense for the nine months ended September 30, 2017 and September 30, 2018 was $8,000 and $29,000, respectively.

Leased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2017	September 30, 2018
Right-of-use lease assets - operating (Type B)	Lease term	$2,014	$2,024
Less: Accumulated amortization		(241)	(442)
Right-of-use lease assets - operating (Type B), net		$1,773	$1,582

Amortization expense for the three months ended September 30, 2017 and September 30, 2018 was $30,000 and $74,000, respectively.

Amortization expense for the nine months ended September 30, 2017 and September 30, 2018 was $79,000 and $218,000, respectively.

5. Accrued Expenses

Accrued expenses consist of (in thousands):

	December 31, 2017	September 30, 2018
Contract research and development	$1,610	$985
Consulting and professional service fees	287	251
Employee compensation and related costs	871	795
State taxes	192	123
Financing related costs	90	-
Other	13	58
Total accrued expenses	$3,063	$2,212

6. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering. No further additional options will be granted under the 2014 Stock Plan. At September 30, 2018, there were 1,022,219 options outstanding under the 2014 Plan.

As of September 30, 2018, there were 2,252,980 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan.

At September 30, 2018, there were 1,528,912 options available for issuance and 724,068 options outstanding under the 2017 Stock Plan. Options granted under the 2017 Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2017	2018
Risk-free interest rate	1.89%-2.20%	2.42%-2.86%
Expected dividend yield	0%	0%
Expected life	5.8-6.7 years	5.5-7.0 years
Expected volatility	78%-84%	76%-86%
Weighted-average grant date fair value	$2.67	$7.57

The following table summarizes information about stock option activity during the nine months ended September 30, 2018 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2017	1,195,495	$5.38
Granted	939,296	10.54
Exercised	(34,561)	1.69
Forfeited	(353,943)	11.59
Outstanding,	1,746,287	$6.97	8.69	$1,808
Vested and exercisable, September 30, 2018	519,580	$5.30	7.93	$748
Vested and expected to vest, September 30, 2018	1,482,527	$6.93	8.62	$1,565

Unrecognized compensation expense related to unvested awards as of September 30, 2018 was $4.5 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.8 years.

During the nine months ended September 30, 2018, as part of the restructuring plan (Note 1), the Company extended the exercise period to one year for 21,820 vested options of those affected, with a weighted average exercise price of $7.95, and recorded incremental stock-based compensation expense of $33,000.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Research and development	$35	$154	$109	$394
General and administrative	199	409	461	1,288
Total	$234	$563	$570	$1,682

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

As of September 30, 2018, unpaid borrowings under the 2017 Loan Agreement totaled $10.0 million. For the three and nine months ended September 30, 2018 the Company recorded $68,000 and $212,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement. For the three and nine months ended September 30, 2017 the Company recorded $59,000 and $79,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of initially 3% reducing to 1% following the one year anniversary would be assessed on the outstanding principal. A final payment fee of $250,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2018, the Company recorded $22,000 and $66,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement. For the three and nine months ended September 30, 2017, the Company recorded $23,000 and $32,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

September 30, 2018
Face value	$10,000
Less: discount	(369)
Total	$9,631
Less: current portion	(3,210)
Total	$6,421

As of September 30, 2018, future principal payments due under the 2017 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2018	$333
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	1,667
Total	$10,000

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

Pursuant to the terms of its lease agreement for the Company’s headquarters, the Company obtained a letter of credit in the amount of approximately $182,000 as security on the lease obligation. The letter of credit is listed as restricted cash on the Company’s balance sheets.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2018 (in thousands):

Year ended:
December 31, 2018	$128
December 31, 2019	513
December 31, 2020	528
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	$2,202

	Nine Months Ended September 30,
	2017	2018
Lease cost:
Operating lease cost	$167	$348
Short-term lease cost	2	6
Sublease income	-	(26)
Total lease cost	$169	$328
Other information
Cash paid for amounts included in the measurement of lease liabilities	$68	$302
Operating cash flows from operating leases	$46	$55
Weighted-average remaining lease term - operating leases	5.2 years	4.2 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to transform the way therapy is delivered, advance patient care and reduce healthcare costs. Our proprietary platform is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology reduces overall healthcare costs and advances the quality and convenience of care. Our lead product candidate, Furoscix, consists of our novel subcutaneous formulation of furosemide delivered via our sc2Wear Infusor and is under development for treatment of worsening, or decompensated, heart failure outside of the inpatient setting. We filed a new drug application, or NDA, for Furoscix, with the U.S. Food and Drug Administration, or FDA, in August 2017. In June 2018, we received a Complete Response Letter from the FDA for our NDA. The Complete Response Letter indicated the need for additional human factors studies, device modifications, and potentially a clinical validation study. In September 2018, a Type A Post-Action Meeting was held with the FDA to discuss and evaluate the deficiencies raised in the Complete Response Letter. We received minutes from the FDA for this Type A Meeting in October 2018. As reflected in these minutes, the FDA requested that we conduct additional human factors studies and a dose delivery validation study with our recently modified sc2Wear Infusor. We submitted a request for a Type C meeting with the FDA to determine the device delivery validation protocol and were granted a meeting on January 9, 2019. In addition, the FDA confirmed the appropriate population for Furoscix and recommended labelling specifications. Specifically, the FDA confirmed the appropriate populations for Furoscix are patients with worsening NYHA Class II and III heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. The FDA has recommended that the label for Furoscix, if approved, should state that Furoscix should not be used as a substitute for IV diuretics for patients who require hospitalization or have been recently discharged. We believe Furoscix, if approved by the FDA after we address the deficiencies identified in the Complete Response Letter, would allow heart failure patients who do not require hospitalization or have not been recently discharged from the hospital to receive IV-strength diuresis outside of the high-cost hospital setting.

We have funded our operations from inception through September 30, 2018 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of September 30, 2018, we had an accumulated deficit of $91.4 million. We expect to continue to incur net losses for the foreseeable future as we resolve the deficiencies with Furoscix identified by the FDA in the Complete Response Letter, develop product candidates and move towards commercializing our products, if approved, in the United States, continue research and development efforts, scale-up manufacturing, and seek regulatory approval for new product candidates and product enhancements. We will need additional funding to pay expenses relating to commercialization of a product candidate, if approved. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

We expect G&A expenses to increase for the foreseeable future primarily due to increased expenses related to the audit, legal and compliance, regulatory, investor relations and tax-related services associated with maintaining compliance with the requirements of the Securities and Exchange Commission and the Nasdaq Stock Market, as well as healthcare laws and compliance requirements, director and officer insurance premiums and other costs associated with operating as a publicly-traded company.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Increase
	2017	2018	(Decrease)
Operating expenses:
Research and development	$3,585	$3,896	$311
General and administrative	1,665	1,945	280
Total operating expenses	5,250	5,841	591
Loss from operations	(5,250)	(5,841)	591
Other income (expense), net	15	(5)	20
Interest income	75	445	370
Interest expense	(329)	(360)	31
Net loss	$(5,489)	$(5,761)	$272

Research and development expenses. R&D expenses were $3.9 million for the three months ended September 30, 2018, compared to $3.6 million for the three months ended September 30, 2017. The increase of $0.3 million was primarily attributable to a $0.3 million increase in employee-related costs associated with headcount, a $0.4 million increase in supplies and contract services for clinical and medical affairs, and a $0.2 million increase in pharmaceutical development in preparation for commercial validation batches. The increase was partially offset by a $0.1 million decrease in regulatory consulting, a $0.4 million decrease in device development costs, and a $0.1 million decrease in patent related costs.

General and administrative expenses. G&A expenses were $1.9 million for the three months ended September 30, 2018, compared to $1.7 million for the three months ended September 30, 2017. The increase of $0.2 million was primarily attributable to a $0.4 million increase in costs incurred as a public company offset by a decrease of $0.1 million in recruiting costs and $0.1 million in commercial consulting and professional services during the three months ended September 30, 2018.

Other (expense) income. Other expense was $5,000 for the three months ended September 30, 2018, compared to other income of $15,000 for the three months ended September 30, 2017. The increase in expense of $20,000 was primarily attributable to foreign exchange losses due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $0.4 million for the three months ended September 30, 2018, compared to $75,000 for the three months ended September 30, 2017. The increase of $0.4 million was primarily attributable to higher cash balances for the three months ended September 30, 2018 following our initial public offering in November 2017.

Interest expense. Interest expense increased $31,000 from the three months ended September 30, 2017 to $0.4 million for the three months ended September 30, 2018. This increase was attributable to increased rates on the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank.

Comparison of Nine Months Ended September 30, 2017 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2018	(Decrease)
Operating expenses:
Research and development	$10,615	$12,799	$2,184
General and administrative	6,113	11,645	5,532
Total operating expenses	16,728	24,444	7,716
Loss from operations	(16,728)	(24,444)	7,716
Other income (expense), net	82	(58)	140
Interest income	170	1,221	1,051
Interest expense	(461)	(1,062)	601
Net loss	$(16,937)	$(24,343)	$7,406

Research and development expenses. R&D expenses were $12.8 million for the nine months ended September 30, 2018, compared to $10.6 million for the nine months ended September 30, 2017. The increase of $2.2 million was primarily attributable to a $1.3 million increase in employee-related expenses associated with additional headcount, a $1.5 million increase in supplies and contract services for clinical and medical affairs, $0.9 million increase in pharmaceutical development in preparation for commercial validation batches, and $0.2 million in additional facility costs during the nine months ended September 30, 2018. This was partially offset by a decrease of $0.7 million in regulatory consulting and a $1.0 million decrease in device development costs.

General and administrative expenses. G&A expenses were $11.6 million for the nine months ended September 30, 2018, compared to $6.1 million for the nine months ended September 30, 2017. The increase of $5.5 million was primarily attributable to a $1.6 million increase in market research and professional services and a $1.0 million increase in employee-related costs due to product launch preparation within our commercial organization, a $1.0 million increase in other employee-related expenses associated with employee recruiting and additional headcount, and a $1.9 million increase related to costs incurred as a public company during the nine months ended September 30, 2018.

Other (expense) income. Other expense was $58,000 for the nine months ended September 30, 2018, compared to other income of $82,000 for the nine months ended September 30, 2017. The increase in expense of $140,000 was primarily attributable to foreign exchange losses due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $1.2 million for the nine months ended September 30, 2018, compared to $0.2 million for the nine months ended September 30, 2017. The increase of $1.0 million was primarily attributable to higher cash balances for the nine months ended September 30, 2018 following our initial public offering in November 2017.

Interest expense. Interest expense increased $0.6 million from the nine months ended September 30, 2017 to $1.1 million for the nine months ended September 30, 2018. This increase was attributable to the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through September 30, 2018 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of September 30, 2018, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, and $13.5 million in net proceeds from convertible notes payable. Additionally, in May 2017 we incurred $10.0 million of debt under our loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank. As of September 30, 2018, we had cash and restricted cash of $95.5 million.

We expect to increase expenditures in the near future to support our operations and address the deficiencies identified in the Complete Response Letter. We believe our existing unrestricted cash is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report. We expect to bear significant costs and expenses in the future as we develop our product candidates and advance them towards regulatory approval, including resubmitting the NDA for Furoscix, and as we prepare for and, if approved, commence U.S. commercialization of our product candidates, including Furoscix, and continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	our efforts to resolve the deficiencies with Furoscix, including as we attempt to address those identified in the Complete Response Letter;
•	the costs of device-related research and development efforts, including conducting validation studies to support our NDA resubmission;
•	the potential FDA approval of Furoscix;
•	the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing Furoscix, if approved;
•	the revenue generated by sales of Furoscix, if approved and other products that may be approved;
•	the pricing and reimbursement of Furoscix, if approved and of other product candidates that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
•	the costs and timing of developing variations of our sc2Wear Infusor and, if necessary, obtaining FDA approval of such variations;
•	the emergence of competing or complementary technological developments;
•	the extent to which Furoscix, if approved, is adopted by the healthcare community;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent and scope of our general and administrative expenses.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2017	2018
Net cash (used in) provided by:
Operating activities	$(16,741)	$(23,011)
Investing activities	(190)	(41)
Financing activities	9,666	53
Net decrease in cash and restricted cash	$(7,265)	$(22,999)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, net cash used in operating activities was $23.0 million, consisting primarily of a net loss of $24.3 million and an increase in net operating assets of $0.9 million. This was offset by non-cash charges of $2.2 million. The increase in net operating assets primarily consisted of prepayments for device and pharmaceutical development and clinical trials offset by receipt of a refund for Value Added Tax. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

During the nine months ended September 30, 2017, net cash used in operating activities was $16.7 million, consisting primarily of a net loss of $16.9 million and an increase in net operating assets of $0.6 million, offset by non-cash charges of $0.8 million. The increase in net operating assets primarily consisted of an increase in deferred financing costs, offset by an increase in accrued expenses related to employee costs. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2017 and 2018, net cash used in investing activities consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $53,000, consisting primarily of stock option exercises.

During the nine months ended September 30, 2017, net cash provided by financing activities was $9.7 million, consisting primarily of net proceeds from the 2017 Loan Agreement.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2018, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to LIBOR plus 8.45%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 20, 2018 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which was filed with the SEC on August 14, 2018. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K other than with respect to the risk factors identified below.

Risks Related to Our Business, Financial Position and Need for Additional Capital

We have not generated any revenue from Furoscix and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from Furoscix, and we do not know when, or if, we will generate any revenue. Furthermore, the Complete Response Letter will delay any potential commercialization of Furoscix, potentially indefinitely. On September 24, 2018, we held a post-action Type A meeting with the FDA to discuss the topics covered in the Complete Response Letter and to clarify the path towards resubmission of the NDA for Furoscix. There can be no guarantee that our efforts to resolve the deficiencies identified in the Complete Response Letter will be supportive of, or guarantee, a NDA resubmission, or result in our successfully obtaining FDA approval of Furoscix in a timely fashion, if at all.

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

Developing our product programs is a time-consuming, expensive and uncertain process that takes years to complete. In the post-action Type A meeting held with the FDA to discuss the Complete Response Letter for our lead product candidate, Furoscix, the FDA asked us to conduct additional human factors studies and a dose delivery validation study with the recently modified sc2Wear Infusor. These actions will require further use of capital, and even if we are successful will require time and effort that will delay our ability to begin generating revenue. Even if Furoscix or any of our other product candidates are approved, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to continue to use our existing unrestricted cash (including the net proceeds from our completed initial public offering) primarily for the continued development of Furoscix to address the deficiencies identified in the Complete Response Letter, including conducting additional human factors and dose delivery validation studies, to implement the automation necessary to increase capacity for our sc2Wear Infusor, research and development, including for our infectious diseases program and for working capital and other general corporate purposes. We will be required to expend significant funds in order to commercialize Furoscix, as well as other product candidates we may seek to develop. In any event, our existing unrestricted cash (including the net proceeds from our completed initial public offering) may not be sufficient to fund all of the efforts that we plan to undertake, including the development of any of our other product candidates. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. In June 2018, we received a Complete Response Letter with respect to the NDA for Furoscix that we previously submitted in August 2017. This Complete Response Letter delays any potential approval by the FDA of our NDA for Furoscix, and it remains a possibility that the FDA may never approve Furoscix. Unless Furoscix obtains regulatory approval, it may never be commercialized. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, Furoscix is considered to be a drug-device combination product by the FDA, and its NDA thus will require review and coordination by FDA’s drug and device centers prior to approval. Furthermore, the FDA has already identified deficiencies with Furoscix in the Complete Response Letter. The Complete Response Letter indicated the need for additional human factors studies, device modifications, and potentially a clinical validation study. In September 2018, a Type A Post-Action Meeting was held with the FDA to discuss and evaluate the deficiencies raised in the Complete Response Letter. We received minutes from the FDA for this Type A Meeting in October 2018. In the minutes, the FDA requested that we conduct additional human factors studies and a dose delivery validation study with our recently modified sc2Wear Infusor. We cannot predict whether we will be able to address these deficiencies to obtain regulatory approval to commercialize Furoscix or any of our other product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any further delay or setback in the regulatory approval or commercialization of any of these product candidates will adversely affect our business.

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

For example, in our Phase 3 product design clinical validation, or PDCV, study, Furoscix did not meet its specified primary endpoints of the absence of major product and major system related failures leading to inadequate delivery of drug product, due to four cases in which the Furoscix administered doses fell below the predefined criteria. We discussed these data with the FDA at a pre-NDA meeting in June 2017. As part of our NDA submission, the FDA requested that a high-level safety assurance case be submitted just prior to the NDA submission, which request we had complied with, and that certain updated risk analyses be submitted concurrently with our NDA. In addition, the FDA requested that our NDA include an assessment of the data generated from all of our studies. Even with our efforts to address these requests, the FDA issued a Complete Response Letter in response to the Furoscix NDA, which indicated the need for additional human factors studies, device modifications, and potentially a clinical validation study. In September 2018, a Type A Post-Action Meeting was held with the FDA to discuss and evaluate the deficiencies raised in the Complete Response Letter. We received minutes from the FDA for this Type A Meeting in October 2018. In the minutes, the FDA requested that we conduct additional human factors studies and a dose delivery validation study with our recently modified sc2Wear Infusor. We submitted a request for a Type C meeting with the FDA to determine the device delivery validation protocol and were granted a meeting on January 9, 2019. In addition, the FDA confirmed the appropriate population for Furoscix and recommended labelling specifications. However, there can be no assurance that we will be able to satisfy the FDA that we have addressed the deficiencies identified in the Complete Response Letter. Failing to obtain regulatory approval for Furoscix would harm our business, results of operations and prospects significantly.

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

We have supported and continue to support investigator sponsored clinical trials evaluating novel approaches utilizing Furoscix to manage patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. We do not control the design or administration of investigator-sponsored trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to Furoscix that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. All completed and ongoing studies are registered at www.clinicaltrials.gov. To the extent the results of these or other investigator sponsored trials are inconsistent with, or different from, the results of our company- sponsored trials or raise concerns regarding Furoscix, the FDA or a foreign regulatory authority may question the results of the company-sponsored trials or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of Furoscix.

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

For example, in the minutes from the Type A meeting we held with the FDA on September 24, 2018, the FDA confirmed the appropriate populations for Furoscix are patients with worsening NYHA Class II and III heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. The FDA also recommended that the label for Furoscix, if approved, should state that Furoscix should not be used as a substitute for IV diuretics for patients who require hospitalization or have been recently discharged.

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

As of September 30, 2018, none of the net offering proceeds from the IPO had been used. We are holding the net proceeds from the IPO in cash. As described in our final prospectus filed with the SEC on November 17, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, we expect to use the net proceeds from our IPO to address deficiencies with Furoscix identified by the FDA in the Complete Response Letter; for pre-commercial planning and commercialization of Furoscix, if approved, including the development of our sales and marketing infrastructure; the automation necessary to increase manufacturing capacity for our sc2Wear Infusor; research and development, including for our infectious diseases program; as well as for working capital and other general corporate purposes.

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

SCPHARMACEUTICALS INC.

Date: November 13, 2018	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)