Form 10-K
period 2018-12-31
scPharmaceuticals Inc.
filed 2019-03-21
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2018) was $48,716,169. The number of shares of Registrant’s Common Stock outstanding as of March 19, 2019 was 18,580,430.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

i

PART I

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

▪	the timing or likelihood of approval by the FDA of our regulatory filings for FUROSCIX® using our next generation delivery device;
▪	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
▪	the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;
▪	the commercialization, marketing and manufacturing of FUROSCIX or any other of our product candidates, if approved;
▪	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;
▪	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;
▪	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
▪	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
▪	our ability to identify additional product candidates;
▪	the implementation of our strategic plans for our business, product candidates and technology;
▪	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;
▪	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
▪	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;
▪	our ability to maintain and establish collaborations;
▪	our financial performance;
▪	developments relating to our competitors and our industry, including the impact of government regulation; and
▪	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Item 1. Business.

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to transform the way therapy is delivered, advance patient care and reduce healthcare costs. Our proprietary platform is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our lead product candidate, FUROSCIX, consists of our novel, buffered formulation of furosemide delivered subcutaneously via an on-body infusor and is under development for treatment of congestion in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization.

We filed a new drug application, or NDA, for FUROSCIX incorporating the sc2Wear Infusor developed in partnership with Sensile Medical AG, or Sensile, with the U.S. Food and Drug Administration, or FDA, in August 2017. The FDA notified us in October 2017 that it had accepted our NDA for review. On June 11, 2018 we received a Complete Response Letter, or CRL, from the FDA, which indicated that, among other things, certain device modifications to the sc2Wear Infusor were required.  We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019.  Based on the outcome of our interactions with the FDA, including clarification on an additional dose validation study and proposed device modifications necessary to advance FUROSCIX using the existing delivery technology, we have decided to discontinue use of the sc2Wear Infusor and transition to our next generation device being developed in partnership with West Pharmaceuticals Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system (SmartDose is a registered trademark of West Pharma. Services IL, Ltd., a subsidiary of West, in the United States and other jurisdictions). Our future regulatory filings will be based on delivery of scFurosemide using this next generation SmartDose drug delivery system. In addition, future clinical trials that we sponsor or conduct will use the SmartDose drug delivery platform.

Heart failure affects 6.5 million adults in the United States and is expected to grow to greater than 8 million by 2030. Our proprietary formulation of furosemide, or scFurosemide, administered subcutaneously via the next generation SmartDose drug delivery system, which we refer to together as FUROSCIX, is intended to help alleviate the signs and symptoms associated with congestion in heart failure patients, such as congestion, fatigue and shortness of breath.  FUROSCIX is designed to offer alternative outpatient intervention in heart failure patients who display reduced responsiveness to oral diuretics in non-emergency situations and do not require hospitalization.

We believe FUROSCIX, if approved by the FDA, would allow heart failure patients to receive IV-strength diuresis potentially without admission to the high-cost hospital setting. Prevention of hospital admission and reduced readmission rates would result in reducing the estimated 15 million days patients with heart failure spend in the hospital each year. By decreasing the number of admissions and readmissions to hospitals, we believe we can drive significant cost savings to payers and hospitals.

Currently, Outpatient Parenteral Antimicrobial Therapy, or OPAT, requires the placement of a long-term venous access device, known as a peripherally inserted central catheter, or PICC, and coordination of home infusion or office-based infusion services for patients to receive antibiotics outside of the hospital.  We are also leveraging our subcutaneous formulation expertise to develop a suite of additional product candidates that we believe can significantly decrease the cost of treatment by moving treatment away from the hospital setting and can improve patient quality of life by eliminating the need for IV catheters. We have conducted additional development work to deliver ceftriaxone, a parenteral cephalosporin that is typically administered intravenously or intramuscularly. Based on IMS Health data, each year there are 15 million outpatient days in the United States of ceftriaxone therapy to treat various types of infections, including pneumonia, urinary tract infections, and Lyme Disease. Subcutaneous administration of ceftriaxone represents an opportunity to reduce costs to the overall health care system and improve the quality of care by reducing the complications and serious health risks associated with IV catheters and increasing patient mobility and convenience. We have conducted a pharmacokinetic study with subcutaneous ceftriaxone and intend to conduct additional clinical trials to advance its development, including a planned study in 2020 to evaluate skin safety after subcutaneous administration. We expect to submit an NDA for subcutaneous ceftriaxone in 2021.

Beyond furosemide and ceftriaxone, we aim to leverage our subcutaneous formulation expertise to develop and seek approval of additional drug candidates. We intend to conduct feasibility work on additional antibiotics and evaluate other product candidates.

OUR PLATFORM AND OTHER PIPELINE PROGRAMS

FUROSCIX to Treat Decompensated Heart Failure

Heart failure is a chronic disease resulting from impairment of the heart’s ability to pump blood and can be caused by a number of factors, including congenital conditions, history of heart attack, arrhythmias and complications of other chronic conditions such as diabetes and hypertension. Patients with heart failure are prone to retain water and salt, or fluid, in their blood stream and other tissues. As fluid accumulates, heart pumping efficiency begins to diminish, and congestion ensues. Congestion can lead to extra fluid in the lungs, ankles and abdomen causing symptoms ranging from weight gain, mild swelling and shortness of breath while walking to more severe symptoms, such as weakness, severe fatigue, and difficulty breathing when sitting or lying down.  Congestion is the most common symptom experienced in patients with heart failure and is a common trigger for heart failure patients to seek medical attention.  This state of worsening of heart failure symptoms due to excessive fluid retention, or congestion, is referred to as decompensated heart failure.

Oral diuretics, in particular loop diuretics, are the mainstay for the management and prevention of congestion in patients with heart failure.  Diuretics, such as furosemide, work by promoting the removal of excess salt and water via the kidneys.  However, during periods of decompensation or worsening heart failure due to congestion, the absorption of oral furosemide decreases and the oral diuretics become less effective.  Since symptoms of congestion generally worsen over several days or weeks, there is a window of opportunity to intervene.  In the face of decreased absorption and efficacy of oral furosemide and worsening symptoms, doses of oral diuretics are typically increased or synergistic diuretics are added in an attempt to overcome the reduced absorption and to facilitate diuresis.  When this fails, clinicians have to rely on hospitalization for the administration of IV diuretics to relieve the symptoms of congestion, or decongestion.

Even when following a regular oral loop diuretic regimen, patients with heart failure regularly experience episodes of decompensated heart failure. These episodes can be triggered by various physiological factors, some as simple as salty meals or a patient missing or skipping doses of oral furosemide. Patients and physicians aim to prevent these episodes by monitoring for early signs of congestion, such as swelling ankles, weight gain, breathing difficulty or decreased urination. At the onset of a decompensated heart failure event, physicians commonly increase the dose of the patient’s oral diuretic or add another oral diuretic in an effort to eliminate excess fluid.   If this dosing strategy fails and the progressive accumulation of fluid overwhelms the failing heart, the patient is eventually admitted to the hospital for treatment of the decompensated heart failure with IV diuretics.

Congestion due to sodium retention leading to decompensation is the primary cause for patient admission to the acute care setting among adult patients with heart failure. An analysis of 585 heart failure admissions published in the American Journal of Critical Care found that 59% of admissions are attributed to excessive sodium retention leading to volume overload. Patients suffering from an acute-decompensation event can develop worsening symptoms rapidly and a multiday hospital admission for a more aggressive and predictable diuretic treatment regimen with IV furosemide is required.

FUROSCIX is our novel formulation of furosemide contained in a pre-filled, Crystal Zenith® cartridge and administered subcutaneously via a single-use, disposable and wearable infusor with an automatic needle insertion and retraction mechanism for self-administration.  The user inserts the pre-filled cartridge in the wearable device, applies it to the abdomen using a medical-grade adhesive, and the device administers scFurosemide subcutaneously using a biphasic delivery profile with 30 mg administered over the first hour, followed by 12.5 mg/hour for the subsequent 4 hours (total dose is 80 mg furosemide over 5 hours).

We believe that, if approved, FUROSCIX has the potential to provide a safe and effective solution that will enable IV-strength diuresis outside of the high-cost hospital setting, thereby reducing the number of days a heart failure patient remains in the hospital. We believe we can reduce the estimated 15 million days per year that heart failure patients spend in the hospital and thus reduce overall health care costs by decreasing both admissions and readmissions.

Subcutaneous delivery has the potential to:

•

Reduce hospital admission rates: We believe the use of FUROSCIX, if approved, could in certain instances avoid a hospitalization altogether, by providing IV-strength diuresis in an outpatient setting such as the physician’s office, heart failure clinic or at home.  Since symptoms of congestion generally worsen over several days or weeks, there is a window of opportunity to intervene.   It is estimated that 90% of patients presenting to the Emergency Department with decompensated heart failure are admitted to the hospital and approximately 50% of those patients could be safely discharged after a brief period of observation.

•

Reduce patient readmission: We believe FUROSCIX, if approved, could reduce the incidence of readmission for heart failure patients by continuing IV-strength diuresis in the home environment upon discharge. It is estimated that 30-50% of patients that are hospitalized for acute decompensated heart failure that are transitioned to oral furosemide prior to being discharged from the hospital have persistent symptoms of congestion at discharge.  Persistent congestion may reduce the absorption of oral furosemide reducing the diuretic effect.  As a result, patients are often readmitted to the hospital to receive IV furosemide. We believe FUROSCIX can break this cycle by providing IV-strength diuresis to patients upon discharge, or shortly after discharge to reduce the rate of readmissions for decompensated heart failure.

FUROSCIX is designed to offer an outpatient intervention to deliver IV-strength furosemide.  We believe this approach can improve patients’ quality of life by providing treatment with minimal interruption of daily living. The wearable design of the SmartDose drug delivery system to administer scFurosemide could potentially promote patient mobility by delivering the required dose while the patient resumes their normal daily activities outside of the hospital. Evidence also supports that in-home care for patients with heart failure may prolong life expectancy and improve quality of life by facilitating access to the patient’s care support system. Based on our market research, we believe that patients and physicians would embrace FUROSCIX, if approved, if it improves patient outcomes and quality of life.

Clinical Development of FUROSCIX

Our Subcutaneous Formulation of Furosemide

To date, 127 subjects with heart failure have received scFurosemide via subcutaneous administration in our clinical studies, where 101 subjects received scFurosemide via our previous delivery device, the sc2Wear Infusor, and 26 subjects received scFurosemide delivered via the B. Braun Perfusor Space Infusion Pump, or B. Braun Pump, a large, three-pound commercial pump used in operating rooms and emergency care settings. Based on the overall observations and outcomes of these studies, we believe that FUROSCIX has the potential to be used to treat congestion, with comparable pharmacokinetics, diuresis and natriuresis to IV furosemide, when administered by patients and their care givers outside the hospital, in clinical and home environments. To date, no clinical studies have been conducted using the next generation SmartDose drug delivery system.

We held a pre-NDA meeting with the FDA on June 1, 2017, and in August 2017 we submitted an NDA for our lead product candidate, FUROSCIX incorporating the sc2Wear Infusor. The FDA notified us in October 2017 that it had accepted our NDA for review and assigned us a June 23, 2018 Prescription Drug User Fee Act, or PDUFA, date. On June 11, 2018 we received a CRL from the FDA, which indicated that, among other things, certain device modifications to the sc2Wear Infusor were required.  We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019.  Based on the outcome of our interactions with the FDA, including clarification on an additional dose validation study and proposed device modifications necessary to advance FUROSCIX using the existing delivery technology, we have decided to discontinue use of the sc2Wear Infusor developed in partnership with Sensile, and transition to our next generation infusor being developed in partnership with West with their proprietary, wearable, SmartDose subcutaneous drug delivery system.  We plan to resubmit an NDA for FUROSCIX, incorporating the next generation SmartDose drug delivery system, and we also plan to support our application for marketing approval with existing data from our clinical studies evaluating our subcutaneous formulation of furosemide administered via the sc2Wear Infusor and the B. Braun Pump.

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

Phase 3 Product Design Clinical Validation (PDCV) Study

In October 2016, we conducted a Phase 3, open-label, single-arm, single-dose study as a clinical validation of the use of FUROSCIX with the sc2Wear Infusor in 74 adult heart failure patients at five clinical sites in the United States. Six of these patients were ultimately excluded from the study due to activator interruptions, and one patient was excluded due to truncated infusion, resulting in a modified intention to treat, or MITT, population of 67 patients that completed the five-hour infusion period.

In this study, our novel formulation of furosemide was subcutaneously administered using the sc2Wear Infusor with a preset dosage of 30 mg furosemide over the first hour, then 12.5 mg per hour for the subsequent four hours.

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

We discussed these data with the FDA at a pre-NDA meeting, held on June 1, 2017, and presented the results of a completed human factors study in which the frequency of undetected fill errors was 0%, as a result of our improvements to the quick reference guide and instructions for use. As part of our NDA submission, the FDA requested that a high-level safety assurance case be submitted just prior to the NDA submission and that certain updated risk analyses be submitted concurrently with our NDA. Although the PDCV study did not meet the prespecified endpoint, during the meeting, the FDA requested that our NDA include an assessment of the data generated from all of our studies. In connection with the NDA that we submitted to the FDA in August 2017, we submitted the materials that we believe are responsive to the requests that the FDA made at our pre-NDA meeting. We reported to the FDA that we believe FUROSCIX will be used as designed by patients, caregivers and healthcare professionals in the clinic and in the home, even by first-time users, as supported by our observations that risk control measures such as our training videos, customer help line, and warning labels were sufficient in reducing the possibility of user errors to an acceptable level. In addition, we represented in our submission that the FDA may deem overall residual risks acceptable because i) furosemide is generally considered safe and effective due to its long history of use in the U.S., ii) FUROSCIX will not be indicated for emergency situations, iii) any under-dosing or error in treatment would be readily detectable due to the noticeable pharmacological response of furosemide, and iv) the sources of residual risk in administering FUROSCIX are limited to non-critical tasks that we believe do not pose a serious health hazard to users or the patient. We also submitted a safety assurance case that the design of FUROSCIX may be deemed safe for its intended use based on our belief that FUROSCIX is adequately defined, its design is adequately verified and validated, the risks associated with FUROSCIX and its system hazards have been identified and mitigated, and FUROSCIX is adequately reliable to ensure safety over its use life.

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

Post-Hoc Comparative Analysis to Bridge the Pharmacokinetics from the PK/PD Study and Plasma Concentrations from the PDCV Study

The B. Braun Pump was used for subcutaneous administration of our subcutaneous formulation of furosemide in the PK/PD study and the sc2Wear Infusor was used to administer our subcutaneous formulation of furosemide in the PDCV study. Based on a pharmacokinetic bridging analysis conducted between the PK/PD and PDCV studies, comparable furosemide systemic exposures and subsequently comparable diuresis would be expected to be achieved when our subcutaneous furosemide formulation is administered via the sc2Wear Infusor compared to the B. Braun Pump.

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

We plan to discuss with the FDA whether any additional clinical or bridging studies may be required to support approval of FUROSCIX incorporating the SmartDose drug delivery system.

Human Factors Summary

There were approximately 230 patients, caregivers and health care providers that participated in formative and summative usability testing from Fall 2015 to Fall 2018 using the sc2Wear Infusor, respectively.

West has conducted numerous formative and summative human factors with the SmartDose drug delivery system.  We anticipate conducting additional formative and summative studies with the SmartDose drug delivery system in our intended user population.

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

We intend to support additional investigator sponsored studies post approval and initiate Phase 4 studies with FUROSCIX, incorporating the SmartDose drug delivery system, to evaluate the efficacy, safety, patient acceptance and health economic outcomes.

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

We believe that we can effectively commercialize FUROSCIX, if approved, in the United States with an initial specialty sales force of approximately 35-40 representatives. We intend to initially pursue a highly-concentrated target market, which consists of 350 hospitals and associated clinics that, collectively, account for 40% of all IV furosemide administered to heart failure patients based on current IMS Drug Distribution Data. We also plan to target the top ten Medicare Part D plans, which cover 80% of Medicare Part D patients. We conducted payer research on 14 payers, representing 22 to 29 million total Medicare lives. We found that reducing readmissions, increasing patient comfort were ranked as important potential attributes of FUROSCIX by the health plans and pharmacy benefit managers that were surveyed.

We intend to build a highly concentrated commercial infrastructure focused on distribution, promotion and customer support to physicians and specialists in our key hospital targets. Our target call points within these hospitals will include heart failure specialists, cardiologists, hospitalists, emergency room doctors and heart failure nurse practitioners. To date, our market research with 309 healthcare professionals has indicated that 93% of our target prescribers would adopt FUROSCIX, if approved, with 80% intending to adopt FUROSCIX in the first six months of product availability. Furthermore, within the prescriber group of heart failure specialists, cardiologists and nurse practitioners that we intend to target at launch, the intent to adopt is 93%, 96% and 94%, respectively, and 89%, 88% and 86%, respectively, of those prescribers intend to adopt in the first six months of product availability. Based on our market research, healthcare professionals perceive the top potential advantages of FUROSCIX, if approved, as the ability to treat in the home setting, prevention of hospitalization, and avoidance of IV placement, while the lowest perceived barriers to adoption identified in the survey were the preference to monitor in a hospital setting, current medications are sufficient and hospital guidelines or protocols. In addition, based on a last two patient exercise conducted in our quantitative market research with healthcare professionals, when given the option to change their prior treatment choice to FUROSCIX, if approved, 65% of healthcare practitioners in a clinic setting and 40% in a hospital setting would have prescribed our product candidate. We expect to supplement our sales force with representatives in the medical science, nursing, and reimbursement field personnel to support the proper training and utilization of FUROSCIX.

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

We expect to package FUROSCIX, if approved, as individual on-body infusor packs, reimbursed through Medicare Part D. Hospital outpatient departments, clinics, and physician’s offices would be able to train and initially place FUROSCIX for the patient and may be eligible for reimbursement for these training services under Medicare Part B, so long as certain criteria are met. Inpatients transitioning out of the hospital who require additional days of treatment may obtain FUROSCIX on-body infusor packs outside of the acute care setting. In April 2016, we held a meeting with CMS, at which CMS stated that coverage and reimbursement of FUROSCIX may be available under Medicare Part D as a transition of care drug. By educating patients on the proper use of FUROSCIX shortly after discharge followed by a face-to-face visit, health care professionals can ensure proper training, initiate treatment at the point of care, and ensure that patients can receive additional days of treatment in the home setting.

Our Pipeline Programs

Beyond our initial focus on heart failure, our strategy is to identify and develop additional product candidates where, if approved, effective and convenient subcutaneous therapy may benefit patients, caregivers and payers.

•

scFurosemide: Our lead product candidate, FUROSCIX, consists of our proprietary subcutaneous formulation of furosemide, previously delivered via the sc2Wear Infusor and now delivered via the SmartDose drug delivery system, for treatment of congestion in decompensated heart failure patients outside of the acute care setting. We have completed a pivotal pharmacokinetic study, a clinical design validation study, and 12 human factor studies for FUROSCIX incorporating our first generation sc2Wear Infusor. Our future regulatory filings will be based on delivery of scFurosemide using the SmartDose drug delivery system. In addition, future clinical trials that we sponsor or conduct will be conducted using the SmartDose drug delivery system.

•

scCeftriaxone: We have filed an investigational new drug application, or IND, for scCeftriaxone, an antibiotic currently used intravenously for the treatment of infections caused by gram-positive and gram-negative organisms. To date, we have completed a PK study for scCeftriaxone and plan to conduct a skin safety study in 2020 to support an expected NDA filing in 2021.

•	scCarbapenem: We have completed several IND-enabling studies for our scCarbapenem program, an antibiotic currently used intravenously for the treatment of infections caused by gram-negative organisms.

Ceftriaxone

Many patients with an infection requiring IV antibiotics are admitted to the hospital, and a portion of these patients will require subsequent outpatient treatment with IV administration requiring insertion of a PICC line catheter. Ceftriaxone is a parenteral antibiotic commonly used to treat various types of infections, including pneumonia, bone and joint infections, blood stream infections, urinary tract infections and Lyme Disease. According to 2015 data from Arlington Medical Resources, ceftriaxone is the second most utilized antibiotic in the hospital setting and second most utilized IV antibiotic at hospital discharge. Based on Option Care data from August 2016, ceftriaxone represents the largest segment of antibiotics prescribed in the outpatient setting, accounting for 19% of all outpatient prescriptions. Each year, there are approximately 15 million outpatient days of ceftriaxone therapy in the United States based on IMS Health data, with 50% of outpatient ceftriaxone administered to Medicare patients who do not have coverage for home infusion services and frequently must drive to a hospital clinic, emergency room or physician’s office or be admitted to a skilled nursing facility or hospital to receive IV antibiotics. Subcutaneous antibiotics, including ceftriaxone, have the potential to reduce the length of hospital stay by facilitating transition of care and eliminate the risks of complications from long term IV catheters. They also would provide a level of convenience and independence to patients and caregivers with a potential reduction in the economic burden to payers, particularly in Medicare, by reducing payments for outpatient infusion services.

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

We intend to conduct additional studies to evaluate optimal delivery for ceftriaxone and to evaluate the skin safety of ceftriaxone administered subcutaneously. If results from our clinical program for subcutaneous ceftriaxone are positive, we expect to be in a position to submit an NDA for this drug-device combination product candidate in 2021.

Additional Product Programs

We are leveraging our know-how for use in other clinical settings where subcutaneous delivery can improve IV treatments to develop a suite of product candidates that, like FUROSCIX and ceftriaxone, we believe can decrease the cost of treatment by moving treatment out of the hospital setting and eliminating the need for IV catheters. We expect to pursue the development of a subcutaneous carbapenem to treat infections caused by gram-negative infections and have completed initial feasibility work on a potential candidate. We also intend to identify other opportunities where subcutaneous delivery can improve patient treatment and reduce healthcare costs. We intend to evaluate market criteria to systematically choose potential product programs for our pipeline. We plan to look for product candidates that we believe allow us to clearly demonstrate value to patients and the healthcare system and that have large market potential and a concentrated specialty physician prescribing base. We expect to leverage our FUROSCIX sales force to promote additional products that we develop and commercialize.

Our FUROSCIX Infusor

Beginning in February 2019, our lead product candidate, FUROSCIX, incorporates the next generation SmartDose drug delivery system developed in partnership with West.  Prior to that time, FUROSCIX incorporated the sc2Wear Infusor, developed in partnership with Sensile.

The next generation FUROSCIX infusor is completely disposable and incorporates a pre-filled cartridge filled with the FUROSCIX drug product.  The pre-filled cartridge creates an easy-to-use system that does not require patient filling.  The system also incorporates the safety features expected by regulatory agencies and incorporates updates to West’s first-generation device.

The FUROSCIX cartridge is placed in the delivery system and then applied to the patient’s abdomen. With the push of a button, the device is activated and an electromechanical drive pushes the medication through a fluid path and delivers the drug formulation into the patient’s subcutaneous tissue. Our subcutaneous delivery system can be worn while patients perform typical daily life activities during that time, which we believe allows patients to receive treatment with minimal interference with their daily routine.

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

We have produced FUROSCIX for use in our clinical trials and stability studies only.  Following our transition to the second generation delivery device, scFurosemide will be packaged in a proprietary cartridge from West.  We believe that our current third-party manufacturers, including West, have capacity for potential commercialization of FUROSCIX, if approved, in quantities sufficient to meet our expected commercial needs, and to accommodate the manufacturing of materials for future clinical trials of other potential product programs that we may identify for our product pipeline.

In order to meet projected global demand for FUROSCIX, if approved, we plan to support an increase in production capacity at West’s facilities.

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

scFurosemide formulation

As of March 14, 2019, we own a patent family directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating congestion, hypertension and heart failure using the formulation of furosemide. This patent family includes U.S. Patent No. 9,884,039, directed to methods of treatment, one pending U.S. patent application directed to liquid pharmaceutical formulations, one pending U.S. patent application directed to methods of treatment and pharmaceutical formulations, one granted patent in Japan, one pending patent application in each of Canada, China, Europe and Japan, and one granted patent and eight pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2034, excluding any additional term in the United States for patent term adjustment. U.S. Patent No. 9,884,039 is scheduled to expire in April 2034.

Other furosemide formulations

As of March 14, 2019, we also own a U.S. provisional patent application directed to compositions of matter of liquid pharmaceutical formulations containing an increased concentration of furosemide and methods of treating congestion, fluid overload, or hypertension using these formulations of furosemide.  A provisional patent application is not eligible to become an issued patent until, among other things, we file a non‑provisional patent application within 12 months of filing of the provisional patent application.  If we continue to pursue patent protection and file a non‑provisional patent application with respect to our provisional patent application, and if any patents issue based on the non-provisional application, we expect such patents, if issued, to expire in 2040.

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

Other intellectual property rights

We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own U.S. Registration No. 4851675 for the mark SCPHARMACEUTICALS for pharmaceutical preparations and substances for the treatment of cardiovascular and cardiopulmonary diseases and disorders and we own U.S. Registration No. 5287573 for the mark FUROSCIX for diuretics and pharmaceutical preparations for the treatment of edema, congestive heart failures, cirrhosis, and renal disease. We also own pending trademark applications and trade names for scPharmaceuticals and FUROSCIX in the United States and the EU for use in connection with our pharmaceutical research and development and potential products.

From time to time, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders.

Sensile License Agreement

In June 2015, we entered into a license agreement with Sensile Medical AG and its former affiliates, Sensile Holding AG and Sensile Patent AG, which we refer to collectively as Sensile, through which we had been granted certain intellectual property rights owned or controlled by Sensile, to develop, commercialize and sell a drug-device combination product for subcutaneous administration in a defined field, which included generic loop diuretics, certain generic therapies for cardiovascular indications, and certain generic infectious disease therapies, including antibiotics. Sensile also granted us an exclusive worldwide manufacturing license to permit us, or an alternative supplier, to make the drug-device combination product described above, which we outsourced to third-party manufacturers.  On January 29, 2019, we issued to Sensile a notice of termination for business reasons under the license agreement. The termination will become effective as of March 30, 2019.

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

Our subcutaneous formulation of furosemide is based upon an already approved version of furosemide in oral and IV formulations, rather than a new chemical entity product candidate. Accordingly, we submitted a 505(b)(2) application that relied on FDA’s prior findings of safety and effectiveness for previously-approved oral and/or IV furosemide in our clinical development plans and our NDA submission. We plan to use the 505(b)(2) pathway as well for other product candidates that we may develop.

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as drug components and device components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product is the first to receive FDA approval of the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same orphan indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity, which may permit off-label use for the orphan indication. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA for the same orphan indication or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications, including 505(b)(2) applications. The FDA provides three years of marketing exclusivity for an NDA (including a 505(b)(2) application), or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity is typically awarded to innovative changes to a previously-approved drug product, such as new indications, dosage forms or strengths. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving applications for drugs that do not have the innovative change, such as generic copies of the original, unmodified drug product. Three-year exclusivity blocks approval of 505(b)(2) applications and ANDAs but will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including exclusivity attaching to certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection and patent terms, may be granted based on the voluntary completion within certain timeframes of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable:

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

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

We may develop products that, if approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Neither the U.S. government nor the U.S. courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including, without limitation, the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our drug candidates outside the United States will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS announced that it is suspending further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. The Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product.

While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval.  There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any product candidates for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payers. Third-party payers decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a therapeutic is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payer will pay for the product. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payer not to cover our product candidates could reduce physician utilization of our products if approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical and cost-effectiveness data for the use of our product on a payer-by-payer basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payers. Private third-party payers tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Therefore, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if third-party payers fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

As of December 31, 2018, we had 23 employees, including five in research and development, 10 in clinical and medical affairs, regulatory affairs and quality assurance and eight in finance, general administrative and executive administration, of which 21 were full-time employees and two of which were part- time employees. On January 28, 2019, based on the feedback we received from the FDA in the CRL and on our Type A and Type C meetings with the FDA, we reduced our workforce to 13 employees, 11 of which are full-time employees and two of which are part-time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

Corporate Information

We were formed as a limited liability company under the laws of the State of Delaware in February 2013 under the name scPharmaceuticals LLC and we converted to a corporation under the laws of the State of Delaware in March 2014 under the name scPharmaceuticals Inc. Our website address is www.scpharmaceuticals.com.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $24.4 million, $23.8 million and $29.4 million for the years ended December 31, 2016, 2017 and 2018, respectively. In addition, our accumulated deficit as of December 31, 2018 was $96.5 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of our lead product candidate, FUROSCIX, if approved.

We anticipate that our expenses will increase substantially if and as we:

•	pursue regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;
•	establish sales, marketing, distribution and other commercial infrastructure and manufacture commercial inventory in anticipation of the potential regulatory approval of FUROSCIX;
•	initiate and continue research, preclinical and clinical development efforts for any additional or future product candidates, including subcutaneous ceftriaxone;
•	seek to identify additional product candidates;
•	seek regulatory and marketing approvals for other product candidates that successfully complete clinical trials;
•	manufacture larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from FUROSCIX, and we do not know when, or if, we will generate any revenue. Furthermore, the CRL will delay any potential commercialization of FUROSCIX, potentially indefinitely. There can be no guarantee that the FDA will accept our refiled NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system or approve FUROSCIX in a timely fashion, if at all.

We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, FUROSCIX. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	timely refile an NDA for FUROSCIX incorporating the SmartDose drug delivery system;
•	obtain marketing approval for FUROSCIX;
•	set an acceptable price for FUROSCIX, if approved;
•	obtain commercial quantities of FUROSCIX, if FUROSCIX is approved, at acceptable cost levels;
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

Developing our product programs is a time-consuming, expensive and uncertain process that takes years to complete. We filed an NDA for FUROSCIX to be administered via the sc2Wear Infusor with the FDA in August 2017. In February 2019 we discontinued our use of the sc2Wear Infusor and refocused our development of FUROSCIX to incorporate the next generation SmartDose drug delivery system. Refiling an NDA, and our ability to obtain regulatory approval, for FUROSCIX incorporating the SmartDose drug delivery system may require significant capital for the preparation and presentation of data related to the SmartDose drug delivery system. In addition, if FUROSCIX or any of our other product candidates are approved, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to continue to use our existing unrestricted cash (including the net proceeds from our completed initial public offering) primarily for pre-commercial planning and commercialization of FUROSCIX, if approved, automation necessary to increase capacity for our delivery technology, research and development, including for our infectious diseases program and for working capital and other general corporate purposes. We will be required to expend significant funds in order to commercialize FUROSCIX, as well as other product candidates we may seek to develop. In any event, our existing unrestricted cash (including the net proceeds from our completed initial public offering) may not be sufficient to fund all of the efforts that we plan to undertake, including the development of any of our product candidates. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the time and expense required to refile an NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system;
•	the outcome, timing and costs of completing development and seeking regulatory approvals for FUROSCIX and other product candidates that we may develop;
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

We commenced operations in 2013. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials for our product candidates. We submitted a new drug application, or NDA, for FUROSCIX incorporating the sc2Wear Infusor in August 2017. The FDA notified us in October 2017 that it had accepted our NDA for review. On June 11, 2018 we received a CRL from the FDA, which indicated that, among other things, certain device modifications to the sc2Wear Infusor were required.  We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019.  Based on the outcome of our interactions with the FDA, we have decided to discontinue use of the sc2Wear Infusor and transition to the SmartDose drug delivery system. We plan to refile an NDA for FUROSCIX incorporating the SmartDose drug delivery system.

There can be no assurance that our NDA for FUROSCIX incorporating the SmartDose drug delivery system will be approved by the FDA. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

We may become involved in litigation or other proceedings with third parties, which may be time consuming, costly and could result in delays in our development and commercialization efforts.

In connection with our decision to discontinue use of the sc2Wear Infusor and refocus our development efforts on FUROSCIX incorporating the next generation SmartDose drug delivery system, we have delivered a notice of termination of our partnership with Sensile and may discontinue collaborative relationships with other third parties, including contract manufacturers of the first generation device. Any disputes with such third parties that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts. If we fail to resolve these disputes quickly and on favorable terms, our business, results of operations, and financial condition may be harmed.

Risks Related to the Regulatory Approval and Commercialization of Our Lead Product Candidate, FUROSCIX

We are heavily dependent on the success of our product candidates and, in particular, our lead product candidate, FUROSCIX. We cannot give any assurance that we will receive regulatory approval for this product candidate or any other product candidates, which is necessary before they can be commercialized.

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

We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. In June 2018 we received a CRL from the FDA with respect to the NDA that we previously submitted in August 2017. The CRL indicated that, among other things, certain device modifications to the sc2Wear Infusor were required.  We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019. Based on the outcome of our interactions with the FDA, we have decided to discontinue use of the sc2Wear Infusor and transition to the SmartDose drug delivery system. We plan to refile an NDA for FUROSCIX incorporating the SmartDose drug delivery system.

There can be no assurance that the FDA will approve FUROSCIX and, unless it obtains regulatory approval, it may never be commercialized. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, FUROSCIX is considered to be a drug-device combination product by the FDA, and its NDA thus will require review and coordination by FDA’s drug and device centers prior to approval. We cannot predict whether we will obtain regulatory approval to commercialize FUROSCIX or any of our other product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any further delay or setback in the regulatory approval or commercialization of any of these product candidates will adversely affect our business.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA has already delayed our timeline to commercialization of FUROSCIX by issuing a CRL in June 2018 with respect to our NDA for FUROSCIX. Further, as a result of our transition from the sc2Wear Infusor to the next generation SmartDose drug delivery system, the FDA may require that we conduct additional studies to bridge FUROSCIX or any of our other product candidates incorporating the SmartDose drug delivery system to the earlier versions incorporating the sc2Wear Infusor, which could delay our clinical development plan or marketing approval for our product candidates.  In addition, the FDA:

•	could determine that we cannot rely on the Section 505(b)(2) regulatory pathway for FUROSCIX;
•

could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of FUROSCIX or any of our product candidates for any indication;

•	could determine that additional studies are required to evaluate FUROSCIX incorporating the next generation SmartDose drug delivery system;
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

To date, most patients who have been evaluated in studies of our product candidates have been treated with versions of our product candidates incorporating the sc2Wear Infusor. As of February 2019, we have discontinued use of the sc2Wear Infusor in our product candidates and have pivoted to incorporate the next generation SmartDose drug delivery system. We plan to refile an NDA for FUROSCIX to reflect our transition to the SmartDose drug delivery system. We cannot assure you that the FDA or other regulatory authorities will not require us to conduct analytical comparability analyses and/or clinical studies before approving our product candidates incorporating our next generation device. Moreover, we cannot assure you that any analytical comparability analyses or clinical trials that we are required to conduct will be sufficiently robust to support approval or our product candidates incorporating our next generation device.  Failure to demonstrate such comparability, if required, or if we are required to conduct additional testing or additional clinical studies, would adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

All completed and ongoing studies are registered at www.clinicaltrials.gov. To the extent the results of these or other investigator-sponsored trials are inconsistent with, or different from, the results of our company- sponsored trials or raise concerns regarding FUROSCIX, the FDA or a foreign regulatory authority may question the results of the company-sponsored trials or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of FUROSCIX.

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

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) to allow reliance on the FDA’s prior findings of safety and effectiveness. If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Moreover, the FDA adopted an interpretation of the three-year exclusivity provisions whereby a 505(b)(2) application can be blocked by exclusivity even if does not rely on the previously-approved drug that has exclusivity (or any safety or effectiveness information regarding that drug). Under the FDA’s interpretation, the approval of FUROSCIX may be blocked by exclusivity awarded to a previously-approved drug product that shares certain innovative features with FUROSCIX, even if our 505(b)(2) application does not identify the previously-approved drug product as a listed drug or rely upon any of its safety or efficacy data. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

Additional time may be required to obtain regulatory approval for our product candidates because they are combination products.

Because our product candidates are designed to be self-administered subcutaneously by patients, they are drug-device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. For example, in June 2018, the FDA issued a CRL with respect to our NDA for FUROSCIX, indicating, among other things, that certain device modifications may be required to our sc2Wear Infusor device. In February 2019, we discontinued use of the sc2Wear Infusor and transitioned to the next generation SmartDose drug delivery system. We cannot assure you that the FDA will not require device modifications with respect to this next generation device following its review of any regulatory submission that we make. Any such findings could further delay regulatory approval for FUROSCIX or any of our other product candidates that incorporate our next generation device.

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

While we believe FUROSCIX can be self-administered by patients, caregivers and healthcare practitioners in a home environment after limited training, we cannot control the successful use of the product by patients, caregivers and healthcare professionals. We make use of packaging, instructions for use, quick reference guide and training video components to provide guidance to users of FUROSCIX, but we cannot ensure that the product will be used properly.

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

We have increased manufacturing capabilities for production of FUROSCIX but increasing scale of production inherently creates increased risk of manufacturing errors. We may not be able to adequately inspect every device that is produced, and it is possible that individual devices may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of FUROSCIX, result in negative press coverage, or increase the risk that we may be sued.

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

Successful sales of FUROSCIX and any other product candidates that receive regulatory approval depend on the availability of adequate coverage and reimbursement from third-party payers, including governmental healthcare programs, such as Medicare and Medicaid, commercial payers, and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate enough to achieve or sustain profitability or may require co- payments that patients find unacceptably high. Additionally, third-party payers may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy requirement for coverage and reimbursement for products exists among third-party payers. Therefore, coverage and reimbursement for products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific, clinical, and cost effectiveness data for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We face and will continue to face competition from other companies in the pharmaceuticals and medical device industries. We believe our technology and approach of developing proprietary formulations of medicines to be delivered subcutaneously will compete with the efforts of other companies seeking to develop similar therapies. These and other pharmaceutical companies are applying significant resources and expertise to the challenges of drug delivery. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do.

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

We submitted our NDA for FUROSCIX incorporating the sc2Wear Infusor to the FDA in August 2017 for approval under 505(b)(2) of the FDCA. If the FDA approves a competitor’s application for a product candidate or drug-device combination product before our application for a similar product candidate or drug-device combination product, and grants such competitor a period of exclusivity, the FDA may take the position that it cannot approve our 505(b)(2) application for a similar product candidate until the exclusivity period expires. Additionally, even if our 505(b)(2) application for FUROSCIX is approved first, we may still be subject to competition from other producers of heart failure and infectious disease therapies with approved products or approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

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

We submitted our NDA for FUROSCIX incorporating the sc2Wear Infusor to the FDA in August 2017 for approval under 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. An NDA under 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a previously approved drug.

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

In the United States and many foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of FUROSCIX, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.  Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% as of January 1, 2019 due to the Bipartisan Budget Act of 2018, or the BBA) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. The effects of this gap in reimbursement on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court

Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well.  While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2025. These reductions were extended through 2027 under the BBA. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers (including hospitals and cancer treatment centers), and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of FUROSCIX, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

•

False Claims Laws. The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.

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

•

HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also imposes obligations on covered healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. Such obligations include mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond FUROSCIX. We are exploring various therapeutic opportunities for our pipeline and product programs for use with the next generation SmartDose drug delivery system. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising product candidates and products.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates, as well as the device components our of drug-device combination product candidates. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties.

We currently engage third-party manufacturers to manufacture FUROSCIX. For example, we have engaged a third-party manufacturer for the manufacture of the furosemide formulation used in FUROSCIX and we have engaged a third party designer and manufacturer to develop and manufacture the on-body delivery system for FUROSCIX. There is no guarantee that we can maintain our relationships with these manufacturers and we may incur added costs and delays in identifying and qualifying any replacements for such manufacturers. There is no assurance that we will be able to timely secure further needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to commercialize FUROSCIX. There may be difficulties and delays in scaling up to commercial quantities of FUROSCIX and the costs of manufacturing could be prohibitive. Beyond FUROSCIX, third parties also manufacture the materials that we require for the development of our other product candidates, including subcutaneous ceftriaxone, and our reliance on these manufacturers for these activities carries similar risks as our reliance on third-party manufacturers in connection with FUROSCIX.

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

Our lead product candidate is a drug-device combination product that will be regulated under the drug regulations of the FDA based on its primary mode of action as a drug. Third-party manufacturers may not be able to comply with the regulatory requirements, known as current good manufacturing practice, or cGMP, applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

In order to produce sufficient quantities to meet the demand for clinical trials and subsequent commercialization of FUROSCIX or any of our other product candidates in our pipeline or that we may develop, our third-party manufacturers will be required to increase their production and automate and otherwise optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to automate and otherwise optimize their manufacturing process to increase the product yield for the next generation SmartDose drug delivery system and other components of our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate revenues and have a material adverse impact on our business and results of operations.

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

We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, we started collaborating with West in 2019 for development of our next generation device. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

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

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We have not had and do not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we license, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We are reliant on patents and patent applications that we license for our product candidates and failure by owners of this intellectual property to enforce claims could have a negative impact on our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

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

Pursuant to the terms of potential license agreements with third parties, some of our third-party licensors may have the right, but not the obligation in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

As of December 31, 2018, we had 23 full-time or part-time employees. On January 28, 2019, based on the feedback we received from the FDA in the CRL and on our Type A and Type C meetings with the FDA, we reduced our workforce to 13 employees. Our focus on the development of FUROSCIX has required us to optimize cash utilization and to manage and operate our business in a lean manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to commercialize FUROSCIX or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

As a public company, we must comply with public company reporting and other obligations. Continued compliance with these requirements will increase our costs and require additional management resources, and do not ensure that we will be able to satisfy them.

As a result of operating as a public company, compliance with the Sarbanes-Oxley Act of 2002, as well as other rules and regulations promulgated by the SEC and the Nasdaq Stock Market LLC, or Nasdaq, results in significant legal, accounting, administrative and other costs and expenses, which will continue to increase after we are no longer an “emerging growth company.” The listing requirements of the Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we continue to comply with all of these requirements.

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

During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of applications for FDA approval of FUROSCIX and other regulatory actions with respect to our product candidates;
•	the pricing and reimbursement of FUROSCIX, if approved, and of other product candidates that may be approved;
•	regulatory actions with respect to our competitors’ products and product candidates;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the timing and results of clinical trials of our pipeline product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights, including proprietary rights that we in-license from third parties;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our completed initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some, but not all, of the available exemptions.  We will continue to take advantage of these reduced reporting requirements for as long as we remain an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Future sales of our common stock into the market could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market.  If these pre-IPO shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Moreover, certain holders of securities issued prior to our IPO have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2018, we had federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $12.0 million, which may be carried forward indefinitely. At December 31, 2018, the Company had available state net operating loss carryforwards of $26.4 million, which expire at various dates through 2038, and $0.1 million, which may be carried forward indefinitely. If not utilized, the net operating loss carryforwards will expire. At December 31, 2018, we had federal and state research and development tax credit carryforwards of $1.5 million and $0.4 million, respectively. If not utilized, the research and development credits expire at various dates through 2038. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

In 2017 we experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to utilize net operating losses and credits.  In addition, we may experience future ownership changes as a result of future offerings or other changes in ownership of our stock.  As a result, the amount of the net operating loss and tax credit carryforwards presented in our consolidated financial statements could be limited and may expire unutilized.

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

Based upon shares outstanding as of December 31, 2018, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 69.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SCPH”.

As of March 19, 2019, there were 32 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans in Item 11 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

We deemed the grants and exercises of stock options issued under our equity compensation plans prior to the completion of our initial public offering in November 2017 to be exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows a comparison from November 17, 2017, the date on which our common stock first began trading on the Nasdaq Global Select Market, of the cumulative total return on an assumed investment of $100.00 in cash on November 17, 2017, in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Smallcap Pharmaceuticals Index, all through December 31, 2018. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends.

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

* $100 invested on November 17, 2017

Item 6. Selected Financial Data.

The selected statements of operations data for the years ended December 31, 2016, 2017 and 2018 and the balance sheet data as of December 31, 2017 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2016 is derived from the audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

The following selected financial data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	YEAR ENDED DECEMBER 31,
(in thousands, except share and per share data)	2016	2017	2018
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$11,856	$14,331	$15,948
General and administrative	6,054	9,105	13,719
Total operating expenses	17,910	23,436	29,667
Loss from operations	(17,910)	(23,436)	(29,667)
Interest (expense) income, net	(6,505)	(456)	280
Other income (expense), net	38	75	(56)
Net loss and comprehensive loss	$(24,377)	$(23,817)	$(29,443)
Net loss per share, basic and diluted (1)	$(25.01)	$(8.04)	$(1.59)
Weighted-average common shares outstanding, basic and diluted (1)	974,660	2,962,859	18,556,126
(1)	See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share.

	AS OF DECEMBER 31,
(in thousands)	2016	2017	2018
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash (1)	$39,282	$118,480	$89,660
Working capital (2)	35,952	114,672	85,220
Total assets	40,091	122,048	93,755
Term loan	—	9,419	9,637
Convertible preferred stock	73,103	—	—
Accumulated deficit	(43,199)	(67,016)	(96,459)
Total stockholders’ (deficit) equity	(37,074)	105,997	78,744

(1)	Includes $182,000 of restricted cash related to a letter of credit issued as a security deposit in connection with our office lease in Burlington, Massachusetts.
(2)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. This discussion includes forward-looking statements that involve risks, uncertainties and assumptions such as our plans, objectives, expectations and intentions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to transform the way therapy is delivered, advance patient care and reduce healthcare costs. Our proprietary platform is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our lead product candidate, FUROSCIX, consists of our novel, buffered formulation of furosemide delivered subcutaneously via an on-body infusor and is under development for treatment of congestion in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization.

We filed a new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, in August 2017. The FDA notified us in October 2017 that it had accepted our NDA. On June 11, 2018 we received a Complete Response Letter, or CRL, from the FDA, which indicated that, among other things, certain device modifications to our infusor were required.  We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019.  Based on the outcome of our interactions with the FDA, including clarification on an additional dose validation study and proposed device modifications necessary to advance FUROSCIX using the existing delivery technology, we have decided to discontinue use of the sc2Wear Infusor being developed in partnership with Sensile, and transition to our next generation device developed in partnership with West with their proprietary, wearable, SmartDose drug delivery system.

Since our inception in February 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, planning for commercialization, and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. Prior to November 2017, we have funded our operations primarily with proceeds from the sale of preferred stock and borrowings under convertible notes and a term loan. As of December 31, 2018, we had received net cash proceeds of $56.7 million from sales of our preferred stock, net cash proceeds of $13.5 million from sales of convertible notes and net proceeds of $9.2 million from borrowings under our term loan. In November 2017, we closed our initial public offering with aggregate proceeds of $95.0 million, net of underwriters’ discounts and commissions, before deduction of offering expenses of approximately $2.3 million.

For the years ended December 31, 2016, 2017 and 2018, our net loss was $24.4 million, $23.8 million and $29.4 million, respectively. We have not been profitable since inception, and as of December 31, 2018, our accumulated deficit was $96.5 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, scale-up manufacturing, and seek regulatory approval for new product candidates and product enhancements. We will need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

We expense R&D costs as incurred. Given the emphasis to date on our lead product candidate FUROSCIX, our R&D expenses have not been allocated on a program-specific basis. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies. We anticipate that our expenses will increase significantly as we:

•	pursue regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;
•	continue to advance our pipeline programs beyond FUROSCIX;
•	continue our current research and development activity;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, clinical and scientific personnel.

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

If we receive FDA approval for FUROSCIX incorporating the next generation SmartDose drug delivery system, we anticipate that our G&A expenses will increase as we continue to build our corporate and commercial infrastructure to support the development and commercial launch of FUROSCIX in the United States.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2017 and 2018

The following table summarizes our results of operations for the years ended December 31, 2017 and 2018:

	YEAR ENDED DECEMBER 31,		INCREASE
(in thousands)	2017	2018	(DECREASE)
Operating expenses:
Research and development	$14,331	$15,948	$1,617
General and administrative	9,105	13,719	4,614
Total operating expenses	23,436	29,667	6,231
Loss from operations	(23,436)	(29,667)	6,231
Other income (expense)	75	(56)	(131)
Interest income	341	1,712	1,371
Interest expense	(797)	(1,432)	635
Net loss	$(23,817)	$(29,443)	$5,626

Research and development expenses. R&D expenses increased $1.6 million to $15.9 million during the year ended December 31, 2018, compared to $14.3 million during the year ended December 31, 2017. This increase was primarily attributable to a $1.0 million increase in employee-related costs due to growth within our clinical and medical affairs teams, a $1.1 million increase in clinical and medical affairs program activity, a $0.7 million increase in pharmaceutical development costs associated with batch manufacturing and testing, and a $0.2 million increase in facility costs during the year ended December 31, 2018. This increase was partially offset by a $0.7 million decrease in device development costs and a $0.7 million decrease in regulatory and quality assurance consulting.

General and administrative expenses. G&A expenses increased $4.6 million to $13.7 million during the year ended December 31, 2018, compared to $9.1 million during the year ended December 31, 2017. This increase was primarily attributable to a $1.1 million increase in employee-related expenses associated with the commercial organization growth in the first half of 2018 and stock-based compensation, a $1.2 million increase in consulting and professional services associated with preparation for the commercialization of FUROSCIX, if approved, and $2.2 million related to costs incurred as a public company, including expenses related to audit, legal, investor relations, board fees and director and officer insurance premiums, during the year ended December 31, 2018.

Other income (expense). Other income decreased $131,000 to $56,000 in other expense during the year ended December 31, 2018, compared to income of $75,000 during the year ended December 31, 2017. This decrease was primarily attributable to foreign exchange losses due to foreign currency fluctuations.

Interest income. Interest income increased $1.4 million to $1.7 million during the year ended December 31, 2018, compared to $341,000 during the year ended December 31, 2017. This increase was primarily attributable to higher cash balances during the year ended December 31, 2018 following our initial public offering in November 2017.

Interest expense. Interest expense increased $0.6 million from the year ended December 31, 2017 to $1.4 million during the year ended December 31, 2018. This increase was due to the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank which was outstanding for the full year in 2018.

Comparison of the Years Ended December 31, 2016 and 2017

The following table summarizes our results of operations for the years ended December 31, 2016 and 2017:

	YEAR ENDED DECEMBER 31,		INCREASE
(in thousands)	2016	2017	(DECREASE)
Operating expenses:
Research and development	$11,856	$14,331	$2,475
General and administrative	6,054	9,105	3,051
Total operating expenses	17,910	23,436	5,526
Loss from operations	(17,910)	(23,436)	5,526
Other income	38	75	37
Interest income	7	341	334
Interest expense	(6,512)	(797)	(5,715)
Net loss	$(24,377)	$(23,817)	$(560)

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

General and administrative expenses. G&A expenses increased $3.1 million to $9.1 million during the year ended December 31, 2017, compared to $6.1 million during the year ended December 31, 2016. This increase was primarily attributable to a $2.4 million increase in employee-related expenses associated with additional headcount and recruiting, a $0.7 million increase in consulting and professional services to support the expansion of our commercial organization, a $0.2 million increase in strategic and information technology consulting and $0.4 million related to costs incurred as a public company during the year ended December 31, 2017. This increase was partially offset by a $0.6 million decrease in market research and tradeshows.

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

Interest expense. Interest expense decreased $5.7 million from the year ended  December 31, 2016 to $0.8 million during the year ended December 31, 2017. This decrease was primarily attributable to the conversion of convertible notes issued in January 2016 into Series A preferred stock in August 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through December 31, 2018 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of December 31, 2018, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, and $13.5 million in net proceeds from convertible notes payable.  Additionally, in May 2017 we incurred $10.0 million of debt under a loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank.  As of December 31, 2018, we had cash, cash equivalents and restricted cash of $89.7 million.

We expect to incur substantial additional expenditures in the next twelve months to support our ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund these operations through 2020. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the time and expense required to refile an NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system;
•	the potential FDA approval of FUROSCIX;
•	the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing FUROSCIX, if approved;
•	the revenue generated by sales of FUROSCIX, if approved and other products that may be approved;
•	the pricing and reimbursement of FUROSCIX, if approved, and of other product candidates that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
•	the emergence of competing or complementary technological developments;
•	the extent to which FUROSCIX, if approved, is adopted by the healthcare community;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent and scope of our general and administrative expenses.

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

Loan and Security Agreement

In May 2017, we entered into a $10.0 million loan and security agreement, or the 2017 Loan Agreement, with Solar Capital Ltd. and Silicon Valley Bank. In November 2018 and December 2018, we entered into the First Amendment to the Loan and Security Agreement and the Second Amendment to the Loan and Security Agreement, respectively, collectively the “Amendments”. Upon execution of the First Amendment to the Loan and Security Agreement, we paid the lenders an Amendment Fee of $35,000.  Additional fees incurred by the lenders for the Amendments, totaling $27,000, were paid subsequent to the execution of such Amendments.

The interest rate under the 2017 Loan Agreement is LIBOR plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement extended the interest-only period, which currently runs through May 2019. If and when certain conditions are met, the interest-only period may be extended to August or November 2019. Pursuant to the 2017 Loan Agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.

As of December 31, 2018, unpaid borrowings under the 2017 Loan Agreement totaled $10.0 million. For the year ended December 31, 2018, we recorded $280,000 related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allows us to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 was due upon the earlier to occur of the maturity date of the 2017 Loan Agreement, prepayment of such borrowings or the acceleration of payment due to an event of default. The final payment fee was increased to $325,000 in the First Amendment to the Loan and Security Agreement. For the year ended December 31, 2018, we recorded $94,000 related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2016	2017	2018
Net cash (used in) provided by:
Operating activities	$(15,455)	$(22,682)	$(28,812)
Investing activities	(9)	(194)	—
Financing activities	53,173	102,074	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,709	$79,198	$(28,820)

Net Cash Used in Operating Activities

During the year ended December 31, 2018, net cash used in operating activities was $28.8 million, consisting primarily of a net loss of $29.4 million and $2.2 million decrease in working capital. This was offset by non-cash charges of $2.8 million. The non-cash charges primarily consisted of depreciation, stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

During the year ended December 31, 2017, net cash used in operating activities was $22.7 million, consisting primarily of a net loss of $23.8 million and $0.2 million decrease in working capital. This was offset by non-cash charges of $1.3 million. The non-cash charges primarily consisted of depreciation, stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

During the year ended December 31, 2016, net cash used in operating activities was $15.5 million, consisting primarily of a net loss of $24.4 million, offset by a decrease in net operating assets of $1.4 million and non-cash charges of $7.5 million. The decrease in net operating assets primarily consisted of increased accruals for pharmaceutical development and accounts payable for clinical trials, device engineering costs, the expansion of our commercial organization, and legal costs associated with our Series B preferred stock financing. The non-cash charges primarily consisted of depreciation, stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to convertible notes payable.

Net Cash Used in Investing Activities

During the years ended December 31, 2016 and 2017, net cash used in investing activities consisted of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2018, net cash used by financing activities was $8,000, consisting of debt and equity issuance costs offset by proceeds from stock option exercises.

During the year ended December 31, 2017, net cash provided by financing activities was $102.1 million, consisting primarily of net proceeds of $92.7 million from our initial public offering, $9.3 million in borrowings under the 2017 Loan Agreement, and $0.1 million in proceeds from stock option exercises.

During the year ended December 31, 2016, net cash provided by financing activities was $53.2 million, consisting primarily of net proceeds of $40.6 million from the issuance of Series B convertible preferred stock and net proceeds of $12.5 million from convertible notes payable.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations (1)	$2,074	$513	$1,065	$496	$—
Total	$2,074	$513	$1,065	$496	$—

(1)

Consists of obligations under multi-year, non-cancelable building and equipment leases for our facilities in Burlington, Massachusetts and Lexington, Massachusetts. The building leases expire on November 30, 2022 and December 31, 2022, respectively.

We have drawn down an aggregate of $10.0 million from our 2017 Loan Agreement, as of December 31, 2018. Our contractual commitments under the 2017 Loan Agreement as of December 31, 2018 consist of an aggregate of $11.9 million in repayment obligations, inclusive of related interest amounts and a $325,000 final fee. See “—Loan and Security Agreement” for additional information regarding the 2017 Loan Agreement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued R&D expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued R&D expenses include the costs incurred for services performed by our vendors in connection with R&D activities for which we have not yet been invoiced.

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

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.

We contract with vendors in foreign countries. As such, we have exposure to adverse changes in exchange rates of foreign currencies, principally the Swiss franc and the EU euro, associated with our foreign transactions. We believe this exposure to be immaterial. We currently do not hedge against this exposure to fluctuations in exchange rates.

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2018, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to LIBOR plus 8.45%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of scPharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of scPharmaceuticals Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company elected to change its method of accounting for leasing transactions due to the adoption of Financial Accounting Standard Board’s Accounting Standards Update 2016-02, Leases.  This change has been retrospectively applied as of January 1, 2016.

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

Boston, Massachusetts

March 21, 2019

SCPHARMACEUTICALS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31, 2017 (as adjusted)	DECEMBER 31, 2018
Assets
Current assets
Cash and cash equivalents	$118,298	$89,478
Prepaid expenses	823	1,757
VAT receivable	655	479
Other current assets	107	179
Total current assets	119,883	91,893
Restricted cash	182	182
Property and equipment, net	203	164
Right-of-use lease assets - operating (Type B), net	1,773	1,506
Deposits and other assets	7	10
Total assets	$122,048	$93,755
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,591	$587
Accrued expenses	3,063	2,922
Term loan, short term	314	2,811
Current portion of lease obligation - operating (Type B)	242	353
Other current liabilities	1	—
Total current liabilities	5,211	6,673
Term loan, long term	9,105	6,826
Long term lease obligation - operating (Type B)	1,683	1,353
Other liabilities	52	159
Total liabilities	16,051	15,011
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized at December 31, 2018; 18,534,240 and 18,569,289 shares issued and outstanding at December 31, 2017 and December 31, 2018, respectively	2	2
Additional paid-in capital	173,011	175,201
Accumulated deficit	(67,016)	(96,459)
Total stockholders’ equity	105,997	78,744
Total liabilities and stockholders’ equity	$122,048	$93,755

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2016	2017	2018
Operating expenses:
Research and development	$11,856	$14,331	$15,948
General and administrative	6,054	9,105	13,719
Total operating expenses	17,910	23,436	29,667
Loss from operations	(17,910)	(23,436)	(29,667)
Other income (expense)	38	75	(56)
Interest income	7	341	1,712
Interest expense	(6,512)	(797)	(1,432)
Net loss and comprehensive loss	$(24,377)	$(23,817)	$(29,443)
Net loss per share, basic and diluted	$(25.01)	$(8.04)	$(1.59)
Weighted—average common shares outstanding, basic and diluted	974,660	2,962,859	18,556,126

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

	CONVERTIBLE PREFERRED STOCK				STOCKHOLDERS’ (DEFICIT) EQUITY
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ (DEFICIT) EQUITY
At December 31, 2015	17,565,679	$18,073	—	$—	825,577	$—	$582	$(18,822)	$(18,240)
Net loss	—	—	—	—	—	—	—	(24,377)	(24,377)
Beneficial conversion features on convertible notes payable	—	—	—	—	—	—	4,653	—	4,653
Conversion of convertible notes payable to Series A convertible preferred stock	8,183,792	8,429	—	—	—	—	—	—	—
Conversion of convertible notes payable to Series B convertible preferred stock	—	—	5,962,784	5,963	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of costs of $362	—	—	41,000,000	40,638	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	8,900	—	1	—	1
Vesting of restricted stock	—	—	—	—	235,610	—	13		13
Stock-based compensation	—	—	—	—	—	—	876	—	876
At December 31, 2016	25,749,471	26,502	46,962,784	46,601	1,070,087	—	6,125	(43,199)	(37,074)
Net loss	—	—	—	—	—	—	—	(23,817)	(23,817)
Issuance of common stock upon initial public offering, net of $7.1 million in underwriting discounts and commissions and $2.3 million in offering costs	—	—	—	—	7,294,968	1	92,709	—	92,710
Automatic conversion of preferred stock	(25,749,471)	(26,502)	(46,962,784)	(46,601)	10,126,771	1	73,124	—	73,125
Issuance of common stock upon exercise of stock options	—	—	—	—	39,636	—	101	—	101
Vesting of restricted stock	—	—	—	—	2,778	—	5		5
Stock-based compensation	—	—	—	—	—	—	947	—	947
At December 31, 2017	—	—	—	—	18,534,240	2	173,011	(67,016)	105,997
Net loss	—	—	—	—	—	—	—	(29,443)	(29,443)
Offering costs	—	—	—	—	—	—	(4)	—	(4)
Issuance of common stock upon exercise of stock options	—	—	—	—	34,561	—	58	—	58
Vesting of restricted stock	—	—	—	—	488	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	2,135	—	2,135
At December 31, 2018	—	$—	—	$—	18,569,289	$2	$175,201	$(96,459)	$78,744

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2016	2017
	(as adjusted)	(as adjusted)	2018
Cash flows from operating activities
Net loss	$(24,377)	$(23,817)	$(29,443)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	5	17	38
Amortization expense - right-of-use leased assets - operating (Type B)	91	150	294
Stock-based compensation	876	947	2,135
Non-cash interest expense	6,512	198	374
Changes in operating assets and liabilities
Prepaid expenses and other assets	(214)	(1,128)	(833)
Accounts payable, accrued expenses and other liabilities	1,652	951	(1,377)
Net cash flows used in operating activities	(15,455)	(22,682)	(28,812)
Cash flows from investing activities
Purchases of property and equipment	(9)	(194)	—
Net cash flows used in investing activities	(9)	(194)	—
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	—	92,710	(4)
Proceeds from term loan, net of costs	—	9,273	(62)
Proceeds from issuance of Series B convertible preferred stock	41,000	—	—
Costs related to issuance of Series B convertible preferred stock	(362)	(8)	—
Proceeds from issuance of convertible notes	12,600	—	—
Costs related to issuance of convertible notes	(66)	—	—
Proceeds from the early exercise of stock options	—	1	—
Proceeds from the exercise of vested stock options	1	101	58
Purchase of restricted stock	—	(3)	—
Net cash flows provided by (used in) financing activities	53,173	102,074	(8)
Net increase (decrease) in cash	37,709	79,198	(28,820)
Cash, cash equivalents and restricted cash, beginning of year	1,573	39,282	118,480
Cash, cash equivalents and restricted cash, end of year	$39,282	$118,480	$89,660
Supplemental cash flow information
Interest paid	$—	$599	$1,059
Taxes paid	—	14	298
Supplemental disclosure of non-cash activities
Conversion of convertible preferred stock into common stock	$—	$73,102	$—
Conversion of convertible notes into convertible preferred stock, including accrued interest	14,392	—	—
Beneficial conversion feature of convertible notes	4,653	—	—
Vesting of restricted stock	(13)	(5)	(1)
Acquisition of right-of-use leased assets - operating (Type B), net of disposal	—	1,603	26

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2018

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

At December 31, 2018, the Company had cash, cash equivalents and restricted cash of $89.7 million and working capital of $85.2 million. During the year ended December 31, 2018, the Company incurred a net loss totaling $29.4 million and used cash in operating activities totaling $28.8 million. The Company expects to continue to incur losses and use cash in operating activities in 2019.

In November 2017, the Company completed an initial public offering ("IPO"), in which the Company issued and sold 7,294,968 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of $92.7 million after deducting underwriting discounts and commissions and offering costs. Prior to the IPO, the Company funded its operations primarily through convertible notes and the sale of equity in private placements. The Company believes that, based on its current development plans and activities, its cash balance of $89.5 million as of December 31, 2018 will be sufficient to satisfy its liquidity requirements for more than one year from the issuance date of these consolidated financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include accruals related to development costs and clinical activities, valuation of stock options used for the calculation of stock-based compensation prior to the Company’s IPO, valuation of common and preferred stock used in the determination of the beneficial conversion feature of convertible notes and preferred stock, and the establishment of the tax valuation allowance. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits, certificates of deposit and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times such cash and cash equivalents may be in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits. The Company has not experienced any losses with respect to these accounts.

As of December 31, 2018, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 13). Cash, cash equivalents and restricted cash consists of the following:

	December 31, 2017	December 31, 2018
Cash and cash equivalents	$118,298	$89,478
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$118,480	$89,660

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2018, the Company had no such accruals.

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

Change in Accounting Principle

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months from the balance sheet date. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. Early adoption is permitted. The Company elected to early adopt ASU 2016-02 as of January 1, 2018 with retrospective application to January 1, 2016, the beginning of the earliest period to be presented in the Annual Report on Form 10-K for the year ended December 31, 2018. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2015) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. The Company does not allocate the consideration between lease and non-lease components. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2016 (a) a lease liability of approximately $409,000, which represents the present value of the remaining lease payments, as of the date of adoption, of approximately $540,000, discounted using the Company’s incremental borrowing rate of 9.63%, and (b) a right-of-use asset of approximately $396,000 which represents the lease liability of $409,000 adjusted for accrued rent of approximately $13,000. Adoption of the standard requires the Company to restate certain previously reported results, including the recognition of additional ROU assets and lease obligations for operating leases. This standard did not have a material impact on the Company’s consolidated balance sheets or cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of ROU assets and lease obligations for operating leases.

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company has adopted ASC 606 as of January 1, 2018 and there was no impact to the Company’s financial statements. The future impact of ASC 606 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	FOR THE YEAR ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2017	DECEMBER 31, 2018
Net loss and comprehensive loss	$(24,377)	$(23,817)	$(29,443)
Weighted—average common shares outstanding, basic and diluted	974,660	2,962,859	18,556,126
Net loss per share, basic and diluted	$(25.01)	$(8.04)	$(1.59)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	FOR THE YEAR ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2017	DECEMBER 31, 2018
Convertible preferred stock, on an as-converted basis	10,126,771	—	—
Stock options to purchase common stock	444,410	1,195,495	1,588,306
Unvested restricted stock	5,053	488	—
	10,576,234	1,195,983	1,588,306

4. Property and Equipment

Purchased property and equipment consist of the following as of December 31, (dollars in thousands):

	ESTIMATED USEFUL LIFE	2017	2018
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(26)	(65)
Property and equipment, net		$203	$164

Depreciation expense for the years ended December 31, 2016, 2017 and 2018 was $5,000, $17,000 and $38,000, respectively.

Leased property and equipment consist of the following as of December 31, (dollars in thousands):

	ESTIMATED USEFUL LIFE	2017	2018
Right-of-use lease assets - operating (Type B)	Lease term	$2,014	$2,041
Less: Accumulated amortization		(241)	(535)
Right-of-use lease assets - operating (Type B), net		$1,773	$1,506

Amortization expense for the years ended December 31, 2016, 2017 and 2018 was $91,000, $150,000, and $294,000, respectively.

5. Accrued Expenses

Accrued expenses at December 31 consist of (in thousands):

	2017	2018
Contract research and development	$1,610	$1,492
Employee compensation and related costs	871	860
Consulting and professional service fees	287	356
State taxes	192	165
Financing related costs	90	—
Other	13	49
Total accrued expenses	$3,063	$2,922

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

Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2017 and 2018. Components of the net deferred tax asset at December 31, 2017 and 2018 are as follows (in thousands):

	2017	2018
Federal net operating loss carryforwards	$3,672	$6,189
State net operating loss carryforwards	1,000	1,670
Research and development tax credits	1,087	1,824
Accrued liabilities	278	257
Stock-based compensation	—	510
Depreciation and amortization	10	10
Capitalized research and development costs	10,452	14,227
Other	153	20
	16,652	24,707
Valuation allowance	(16,652)	(24,707)
Net deferred tax asset	$—	$—

At December 31, 2018, the Company had available federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $12.0 million, which may be carried forward indefinitely.  At December 31, 2018, the Company had available state net operating loss carryforwards of $26.4 million, which expire at various dates through 2038, and $0.1 million, which may be carried forward indefinitely.  In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2017 and 2018 since it is more likely than not that these future tax benefits will not be realized. During 2018, the valuation allowance increased by $8.1 million.

At December 31, 2018, the Company had federal and state research and development credit carryforwards of $1.5 million and $0.4 million, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2038. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

On December 22, 2017, the United States enacted new tax reform (“Tax Cuts and Jobs Act”).  The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.  Beginning with the year ending December 31, 2018, the corporate statutory rates on U.S. earnings was reduced from 34% to 21%.  In the fourth quarter of 2017, the Company recognized a provisional charge of $6.9 million for the revaluation of the Company’s deferred tax assets at the lower enacted corporate tax rate. This charge was offset by a corresponding reduction in the valuation allowance. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The Company’s assessment of the remeasurement of deferred tax assets at the lower enacted corporate tax rate is now complete.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements at December 31, 2016, 2017 and 2018 are as follows:

	2016	2017	2018
Federal income tax at statutory rate	34.00%	34.00%	21.00%
State income tax, net of federal benefit	3.46%	4.85%	5.45%
Research and development credits	1.46%	2.07%	2.35%
Book compensation related to stock options	(0.93)%	(0.16)%	(0.61)%
Change in income tax rate	(0.18)%	—	(0.38)%
Effect on Tax Cuts & Job Acts rate reduction	—	(29.15)%	—
Non-cash interest	(9.08)%	—	—
Other	(0.40)%	(0.51)%	(0.45)%
Increase in valuation allowance	(28.33)%	(11.10)%	(27.36)%
Effective tax rate	—%	—%	—%

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2015 through 2018 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	2016	2017	2018
Beginning uncertain tax benefits	$104	$178	$284
Prior year - increases	—	—	46
Current year - decreases	—	(19)	—
Current year - increases	74	125	146
Ending uncertain tax benefits	$178	$284	$476

7. Stock-Based Compensation

Stock Options

The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) terminated in November 2017 effective upon the completion of the Company’s initial public offering.  No additional options will be granted under the 2014 Stock Plan.  At December 31, 2018, there were 946,609 options outstanding under the 2014 Stock Plan.

In October 2017, the board of directors approved the 2017 Stock Option and Incentive Plan (or the “2017 Stock Plan”) which became effective in November 2017, upon the closing of the initial public offering.  The 2017 Stock Plan will expire in October 2027.  Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.  There were 1,430,000 shares of the Company’s common stock initially reserved for issuance under the 2017 Stock Plan.  In addition, the number of shares of common stock that may be issued under the 2017 Stock Plan will automatically increase on each January 1, beginning on January 1, 2018 and ending on January 1, 2027, by a number of shares equal to 4% of the Company’s shares of common stock outstanding on the immediately preceding December 31, subject to limitation.  On January 1, 2018 and January 1, 2019, the number of shares issuable under the 2017 Stock Plan increased by 741,389 and 742,772 shares, respectively.

Total stock-based compensation expense, including the effect of forfeitures, recorded in research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2016, 2017 and 2018 is as follows (in thousands):

	2016	2017	2018
Research and development	$175	$159	$567
General and administrative	701	788	1,568
Total	$876	$947	$2,135

At December 31, 2018, there were 1,686,893 options available for issuance and 641,697 options outstanding under the 2017 Stock Plan. Options granted under the 2017 Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the compensation committee of the board of directors, but is generally a four-year term.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2016	2017	2018
Risk-free interest rate	1.08%—1.58%	1.89%—2.24%	2.42%—2.86%
Expected dividend yield	0%	0%	0%
Expected life	6.0—6.4 years	5.0—7.0 years	5.5—7.0 years
Expected volatility	86%—93%	78%—88%	76%—86%
Weighted-average grant date fair value	$6.51	$3.62	$7.57

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

The following table summarizes information about stock option activity during 2017 and 2018 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2016	444,410	$6.99
Granted	888,497	4.82
Exercised	(39,722)	2.57
Forfeited	(97,690)	8.88
Outstanding, December 31, 2017	1,195,495	$5.38
Granted	939,296	10.54
Exercised	(34,561)	1.69
Forfeited	(511,924)	10.85
Outstanding, December 31, 2018	1,588,306	$6.75	8.44	$86
Vested and exercisable, December 31, 2018	572,376	$5.23	7.71	$86
Vested and expected to vest, December 31, 2018	1,391,103	$6.71	8.37	$86

During 2016, 2017 and 2018, the Company received $1,000, $102,000 and $58,000, respectively, upon exercise of stock options. The intrinsic value of the options exercised in 2016, 2017 and 2018 was $64,000, $330,000 and $270,000, respectively. Among those options exercised, 86 were exercised prior to vesting in 2017 pursuant to the 2014 Stock Plan. Options exercised prior to vesting are held under restricted stock agreements and will vest according to the provisions under the original stock option agreements. The cash received upon early exercise of options, $1,000 in 2017, was recorded as a deposit liability on the Company’s consolidated balance sheet and was recorded as common stock and additional paid in capital as the shares vested in 2018. The Company repurchased 1,871 unvested restricted stock shares in 2017 for $3,000. The deposit liability as of December 31, 2017 was $1,000.

Unrecognized compensation expense related to unvested awards as of December 31, 2018 was $3.5 million, net of forfeitures, and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.62 years.

During the year ended December 31, 2018, the Company extended the exercise period for 102,661 vested options with a weighted average exercise price of $7.33 pursuant to separation agreements.  The Company recorded incremental stock-based compensation expense of $117,000.

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

8. Fair Value of Financial Instruments

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

The Company does not have any recurring fair value measurements as of December 31, 2018. The carrying values of the Company’s cash, cash equivalents and restricted cash, prepaid expenses, VAT receivable and deposits approximate their fair values due to their short-term nature. The carrying value of the Company’s loan payable was considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy.  The following table summarizes the Company’s money market funds as of December 31, 2018 (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Cash equivalents	$75,306	$75,306	$—	$—
Total cash equivalents	$75,306	$75,306	$—	$—

9. Term Loan

In May 2017, the Company entered into a loan and security agreement, or 2017 Loan Agreement, with Solar Capital Ltd. and Silicon Valley Bank for $10.0 million. The 2017 Loan Agreement has a maturity date of May 1, 2021.

In connection with the 2017 Loan Agreement, the Company entered into an exit fee agreement which provides for an aggregate payment of 4% of the loan commitment, or $400,000, to the lenders upon the occurrence of an exit event, including an initial public offering. The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the payment obligation of $392,000 as a derivative liability in the Company’s consolidated balance sheet.  The Company paid the fee in November 2017 in conjunction with the Company’s IPO.

Debt issuance costs for the 2017 Loan Agreement amounting to $727,000, including the exit payment obligation, were recorded as a debt discount in 2017. In November 2018 and December 2018, the Company entered into the First Amendment to the Loan and Security Agreement and the Second Amendment to the Loan and Security Agreement, respectively, collectively the “Amendments”. In connection with the Amendments, the Company incurred additional debt issuance costs of $62,000. The debt issuance costs will be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

The interest rate under the 2017 Loan Agreement is LIBOR plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement extended the interest-only period, which currently runs through May 2019. If and when certain conditions are met, the interest-only period may be extended to August or November 2019. The rate at December 31, 2018 was 10.82888%. Pursuant to the 2017 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by the Company.

As of December 31, 2018, unpaid borrowings under the 2017 Loan Agreement totaled $10.0 million. For the years ended December 31, 2017 and 2018, the Company recorded $146,000 and $280,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 was due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the Loan and Security Agreement. For the years ended December 31, 2017 and 2018, the Company recorded $52,000 and $94,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

	DECEMBER 31, 2017	DECEMBER 31, 2018
Face value	$10,000	$10,000
Less: discount	(581)	(363)
Total	$9,419	$9,637
Less: current portion	(314)	(2,811)
Long-term portion	$9,105	$6,826

As of December 31, 2018, future principal payments due under the 2017 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2019	$2,917
December 31, 2020	5,000
December 31, 2021	2,083
Total minimum principal payments	$10,000

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

Conversion Rights

Shares of Convertible Preferred Stock were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion value determined by dividing the Series A original issue price or the Series B original issue price, as the case may be, by the applicable conversion price. The Series A conversion price of $7.180193 (which reflects the stock split described in Note 12) and the Series B conversion price of $7.180193 (which reflects the stock split described in Note 12) are collectively referred to as the “Conversion Price”. All outstanding shares of Convertible Preferred Stock automatically converted into common stock upon the closing of the Company’s IPO.

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

12. Stockholders’ Equity

Stock Split

On November 6, 2017, the Company effectuated a 1-for-7.180193 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on October 27, 2017 and by the Company’s stockholders on November 6, 2017. The reverse stock split resulted in an adjustment to the preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.0001 per share. Accordingly, the stockholders’ (deficit) equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Common Stock

The Company issued 39,722 and 34,561 additional shares in 2017 and 2018, respectively, as a result of restricted stock issuances and stock option exercises. In addition, the Company repurchased 1,871 shares of unvested restricted stock in 2017. There were 18,534,240 and 18,569,289 shares outstanding at December 31, 2017 and 2018, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Reserved Shares

The Company has reserved 1,588,306 shares of common stock for the exercise of outstanding options to purchase common stock.

13. Commitments and Contingencies

Operating Leases

The Company entered into noncancelable operating leases for office facilities located in Lexington, Massachusetts and Burlington, Massachusetts through December 31, 2022 and November 30, 2022, respectively. Rent expense under the operating leases totaled $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2016, 2017 and 2018, respectively.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance (“CAM”) charges in the annual rental payments.

Pursuant to the terms of its lease agreement for the Company’s headquarters in Burlington, Massachusetts, the Company obtained a letter of credit in the amount of approximately $182,000 as security on the lease obligation. The letter of credit is listed as restricted cash on the Company’s consolidated balance sheets.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2018 (in thousands):

Year ended:
December 31, 2019	$513
December 31, 2020	528
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	2,074
Less imputed interest	(368)
Total	$1,706

	2017	2018
Lease cost:
Operating lease cost	$290	$483
Short-term lease cost	3	8
Sublease income	—	(39)
Total lease cost	$293	$452
Other information
Cash paid for amounts included in the measurement of liabilities	$92	$429
Operating cash flows from operating leases	$141	$49
Weighted-average remaining lease term - operating leases	4.9 years	3.9 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The sublease commenced on April 1, 2018 and has an initial term of three years with an extension term through December 2022.

14. 401(k) Savings Plan

In July 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The plan includes an employer match equal to 100% on the first 3% of deferred compensation and an additional 50% on the next 2% of deferred compensation. During the years ended December 31, 2016, 2017 and 2018, the Company has recognized compensation expense of $122,000, $165,000 and $225,000, respectively, for the employer match contribution.

15. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On January 9, 2019, the Company held a Type C meeting with the FDA to discuss the dose delivery validation protocol. At the January 2019 Type C meeting, the FDA informed the Company that the FDA did not agree that the Company’s proposed dose validation study was adequate, and an agreement was not reached during the January 2019 meeting.

In January 2019, the Company entered into a Development Agreement (the “Development Agreement”) with West Pharmaceutical Services, Inc. (“West”). Under the terms of the Development Agreement, the Company paid to West a one-time upfront payment of approximately $1.7 million upon signing of the agreement. In addition, the Company has committed to pay West for development and validation milestones, as well as exclusivity fees for treating congestion with loop diuretics.

In January 2019, the Company implemented a restructuring plan to reduce its workforce by approximately 43%, to 13 employees. The Company currently estimates that it will record a charge in 2019 of approximately $1.4 million, consisting of severance, benefits and outplacement services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer and our principal accounting officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and financial officer and principal accounting officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2018, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

(1) Consolidated Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

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

10.7†

License Agreement, dated as of June 29, 2015, by and among the Registrant, Sensile Medical AG, Sensile Holdings AG, and Sensile Patent AG, as amended by (i) First Amendment to License Agreement, dated as of June 29, 2016, (ii) Amendment No. 2 to License Agreement, dated as of August 5, 2016, (iii) Third Amendment to License Agreement, dated as of November 22, 2016 and (iv) Fourth Amendment to License Agreement, dated as of February 25, 2017 (2)

10.8*

Loan and Security Agreement, dated as of May 23, 2017, by and among the Registrant, Solar Capital Ltd., as collateral agent, and the lenders listed on Schedule 1.1 thereto or otherwise a party thereto from time to time, including Solar Capital Ltd., as a lender, and Silicon Valley Bank, as a lender, as amended by (i) First Amendment to Loan and Security Agreement, dated November 21, 2018, by and among the Registrant, Solar Capital Ltd. and Silicon Valley Bank, and (ii) Consent and Second Amendment to Loan and Security Agreement, dated December 12, 2018, by and among the Registrant, Solar Capital Ltd. and Silicon Valley Bank

10.9#	Amended and Restated Employment Agreement, by and between the Registrant and John H. Tucker (1)

10.10#	Amended and Restated Employment Agreement, by and between the Registrant and Troy Ignelzi (1)

10.11#

Separation Agreement, by and between the Registrant and Abraham Ceesay, dated October 18, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 22, 2018, and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (2)

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Company Name

Date: March 21, 2019	By:	/s/ John H. Tucker
John H. Tucker
President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Tucker	Director, President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer	March 21, 2019
John H. Tucker

/s/ Rachael Nokes	Principal Accounting Officer	March 21, 2019
Rachael Nokes

/s/ Mette Kirstine Agger	Director	March 21, 2019
Mette Kirstine Agger

/s/ Dorothy Coleman	Director	March 21, 2019
Dorothy Coleman

/s/ Minnie V. Baylor-Henry	Director	March 21, 2019
Minnie V. Baylor-Henry

/s/ Jack A. Khattar	Director	March 21, 2019
Jack A. Khattar

/s/ Mason Freeman, M.D.	Director	March 21, 2019
Mason Freeman

/s/ Leonard D. Schaeffer	Director	March 21, 2019
Leonard D. Schaeffer

/s/ Klaus Veitinger, M.D., Ph.D.	Director	March 21, 2019
Klaus Veitinger, M.D., Ph.D.

/s/ Frederick Hudson	Director	March 21, 2019
Frederick Hudson