Form 10-Q
period 2019-03-31
scPharmaceuticals Inc.
filed 2019-05-08
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	SCPH	The Nasdaq Global Select Market

As of May 7, 2019, the Registrant had 18,580,430 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the timing or likelihood of approval by the FDA of our regulatory filings for FUROSCIX® using our next generation delivery device;
•	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
•	the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;
•	the commercialization, marketing and manufacturing of FUROSCIX or any other of our product candidates, if approved;
•	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;
•	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	our ability to identify additional product candidates;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2018. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2018	2019
Assets
Current assets
Cash and cash equivalents	$89,478	$83,378
Prepaid expenses	1,757	1,770
VAT receivable	479	494
Other current assets	179	169
Total current assets	91,893	85,811
Restricted cash	182	182
Property and equipment, net	164	154
Right-of-use lease assets - operating, net	1,506	1,427
Deposits and other assets	10	13
Total assets	$93,755	$87,587
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$587	$221
Accrued expenses	2,922	5,474
Term loan, short term	2,811	4,035
Current portion of lease obligation - operating	353	366
Total current liabilities	6,673	10,096
Term loan, long term	6,826	5,649
Long term lease obligation - operating	1,353	1,255
Other liabilities	159	189
Total liabilities	15,011	17,189
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2019; 18,569,289 and 18,580,430 shares issued and outstanding as of December 31, 2018 and March 31, 2019, respectively	2	2
Additional paid-in capital	175,201	175,574
Accumulated deficit	(96,459)	(105,178)
Total stockholders’ equity	78,744	70,398
Total liabilities and stockholders’ equity	$93,755	$87,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Operating expenses:
Research and development	$4,048	$6,524
General and administrative	4,651	2,323
Total operating expenses	8,699	8,847
Loss from operations	(8,699)	(8,847)
Other expense	(42)	(8)
Interest income	351	490
Interest expense	(342)	(354)
Net loss and comprehensive loss	$(8,732)	$(8,719)
Net loss per share — basic and diluted	$(0.47)	$(0.47)
Weighted average common shares outstanding — basic and diluted	18,535,432	18,575,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$78,744
Net loss	—	—	—	(8,719)	(8,719)
Issuance of common stock upon exercise of stock options	11,141	—	18	—	18
Stock-based compensation	—	—	355	—	355
At March 31, 2019	18,580,430	$2	$175,574	$(105,178)	$70,398

At December 31, 2017	18,534,240	$2	$173,011	$(67,016)	$105,997
Net loss	—	—	—	(8,732)	(8,732)
Issuance of common stock upon exercise of stock options	7,606	—	56	—	56
Vesting of restricted stock	366		1		1
Stock-based compensation	—	—	622	—	622
At March 31, 2018	18,542,212	$2	$173,690	$(75,748)	$97,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities
Net loss	$(8,732)	$(8,719)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	10	10
Amortization expense - right-of-use leased assets - operating	71	79
Stock-based compensation	622	355
Non-cash interest expense	90	80
Changes in operating assets and liabilities
Prepaid expenses and other assets	(703)	(19)
Accounts payable, accrued expenses and other liabilities	(432)	2,096
Net cash used in operating activities	(9,074)	(6,118)
Cash flows from financing activities
Proceeds from the exercise of vested stock options	56	18
Net cash provided by financing activities	56	18
Net decrease in cash, cash equivalents and restricted cash	(9,018)	(6,100)
Cash, cash equivalents and restricted cash at beginning of period	118,480	89,660
Cash, cash equivalents and restricted cash at end of period	$109,462	$83,560
Supplemental cash flow information
Interest paid	$252	$274
Taxes paid	$70	$166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 9, 2019, the Company held a Type C meeting with the Food and Drug Administration, or FDA, to discuss the dose delivery validation protocol. At the Type C meeting, the FDA informed the Company that the FDA did not agree that the Company’s proposed dose validation study was adequate, and an agreement was not reached during the Type C meeting. In January 2019, management implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. Under this restructuring plan, the Company reduced its workforce by approximately 43%, to 13 employees. The Company recorded a charge of $1.3 million during the three months ended March 31, 2019 related to the restructuring plan, which included severance, benefits and related costs. The Company recorded $852,000 and $426,000 in research and development expenses and general and administrative expenses related to the restructuring, respectively. The Company paid $341,000 of these costs during the three months ended March 31, 2019 and expects to pay $578,000 and $289,000 in the second and third quarters of 2019, respectively. The remainder of the restructuring charge consists of a non-cash charge of $70,000 related to the modification of stock options (Note 6). As of March 31, 2019, the Company had a balance of $867,000 in accrued expenses related to severance benefits, and related costs associated with the restructuring plan.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2019. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2019, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2018 and 2019 and condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

As of March 31, 2019, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 9). Cash, cash equivalents and restricted cash consists of the following:

	December 31, 2018	March 31, 2019
Cash and cash equivalents	$89,478	$83,378
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$89,660	$83,560

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of lease obligations, and long term lease obligations on the Company’s balance sheets.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2019, the Company had no such accruals.

Recently Issued Accounting Standards

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2019
Net loss and comprehensive loss	$(8,732)	$(8,719)
Weighted-average shares used in computing net loss per share	18,535,432	18,575,726
Net loss per share, basic and diluted	$(0.47)	$(0.47)

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

	Three Months Ended March 31,
	2018	2019
Stock options to purchase common stock	1,748,617	1,409,325
Unvested restricted stock	122	160,900
Total	1,748,739	1,570,225

4. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2018	March 31, 2019
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(65)	(75)
Property and equipment, net		$164	$154

Depreciation expense for the three months ended March 31, 2018 and March 31, 2019 was $10,000 and $10,000, respectively.

Leased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2018	March 31, 2019
Right-of-use lease assets - operating	Lease term	$2,024	$2,024
Less: Accumulated amortization		(518)	(597)
Right-of-use lease assets - operating, net		$1,506	$1,427

Amortization expense for the three months ended March 31, 2018 and March 31, 2019 was $71,000 and $79,000, respectively.

5. Accrued Expenses

Accrued expenses consist of (in thousands):

	December 31, 2018	March 31, 2019
Contract research and development	$1,492	$2,252
Unrecoverable component costs	—	1,711
Severance costs	133	890
Employee compensation and related costs	727	327
Consulting and professional service fees	356	192
State taxes	165	54
Other	49	48
Total accrued expenses	$2,922	$5,474

6. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At March 31, 2019, there were 861,782 options outstanding under the 2014 Plan.

As of March 31, 2019, there were 2,914,161 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan.

At March 31, 2019, there were 2,436,605 options available for issuance under the 2017 Stock Plan and 547,543 options outstanding. Options granted under the 2017 Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2019
Risk-free interest rate	2.42%-2.74%	2.51%
Expected dividend yield	0%	0%
Expected life	5.5-7.0 years	6.0 years
Expected volatility	83%-86%	74%
Weighted-average grant date fair value	$9.44	$2.14

The following table summarizes information about stock option activity during the three months ended March 31, 2019 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2018	1,588,306	$6.75
Granted	84,500	3.25
Exercised	(11,141)	1.66
Forfeited	(252,340)	8.55
Outstanding, March 31, 2019	1,409,325	$6.25	8.24	$40
Vested and exercisable, March 31, 2019	705,041	$6.30	7.71	$40
Vested and expected to vest, March 31, 2019	1,251,190	$6.32	8.14	$40

The following table summarizes information about RSU activity during the three months ended March 31, 2019:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2018	—	$—
Granted	160,900	1.43
Vested	—	—
Forfeited	—	—
RSUs outstanding at March 31, 2019	160,900	$1.43

Unrecognized compensation expense related to unvested options as of March 31, 2019 was $2.2 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.4 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2019 was $122,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.1 years.

During the three months ended March 31, 2019, as part of the restructuring plan (Note 1), the Company extended the exercise period to one year for 51,673 vested options and for two years for 85,432 vested options of those affected, with a weighted average exercise price of $8.30, and recorded incremental stock-based compensation expense of $70,000.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2019 (in thousands):

	Three Months Ended March 31,
	2018	2019
Research and development	$186	$68
General and administrative	436	287
Total	$622	$355

7. Fair Value of Financial Instruments

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

The carrying values of the Company’s cash and restricted cash, prepaid expenses, value added tax, or VAT, receivable and deposits approximate their fair values due to their short-term nature. The carrying value of the Company’s loan payable was considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy. The following table summarizes the Company’s money market funds as of March 31, 2019 (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Cash equivalents	$75,708	$75,708	$—	$—
Total cash equivalents	$75,708	$75,708	$—	$—

8. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with Solar Capital Ltd. and Silicon Valley Bank for $10.0 million. The 2017 Loan Agreement has a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement will be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

The interest rate under the 2017 Loan Agreement is LIBOR plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement, entered into in November 2018, extended the interest-only period, which currently runs through May 2019. If and when certain conditions are met, the interest-only period may be extended to August or November 2019. The rate at March 31, 2019 was 10.93188%. Pursuant to the 2017 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by the Company.

As of March 31, 2019, unpaid borrowings under the 2017 Loan Agreement totaled $10.0 million. For the three months ended March 31, 2019, the Company recorded $50,000 related to the amortization of debt discount associated with the 2017 Loan Agreement. For the three months ended March 31, 2018 the Company recorded $69,000 related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the three months ended March 31, 2019, the Company recorded $30,000 related to the amortization of the final payment fee associated with the 2017 Loan Agreement. For the three months ended March 31, 2018, the Company recorded $21,000 related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2019
Face value	$10,000
Less: discount	(316)
Total	$9,684
Less: current portion	(4,035)
Total	$5,649

As of March 31, 2019, future principal payments due under the 2017 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2019	$2,917
December 31, 2020	5,000
December 31, 2021	2,083
Total	$10,000

9. Commitments and Contingencies

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2019 (in thousands):

Year ended:
December 31, 2019	$386
December 31, 2020	528
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,947
Less imputed interest	(326)
Total	$1,621

	Three Months Ended March 31,
	2018	2019
Lease cost:
Operating lease cost	$119	$125
Short-term lease cost	2	2
Sublease income	-	(13)
Total lease cost	$121	$114
Other information
Cash paid for amounts included in the measurement of lease liabilities	$97	$127
Operating cash flows from operating leases	$21	$(6)
Weighted-average remaining lease term - operating leases	4.7 years	3.7 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The lease commenced on April 1, 2018 and has an initial term of three years with an extension term through December 2022.

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Due to the discontinuation of use of the sc2Wear Infusor, the Company has received notice of termination costs related to the program. The Company has accrued all costs for which it believes it is contractually liable. However, certain of the Company’s vendors have claimed or billed for additional costs for which the Company believes it is not obligated. At this time, the Company is not able to determine if it will incur any additional material costs as a result of such dispute. Depending on the timing and outcome of the dispute, and based on the Company’s position regarding the termination of the program, the Company currently estimates that additional termination costs, if any, could range from $0 to $3,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the Securities and Exchange Commission on March 21, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to transform the way therapy is delivered, advance patient care and reduce healthcare costs. Our proprietary platform is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology reduces overall healthcare costs and advances the quality and convenience of care. Our lead product candidate, FUROSCIX, consists of our novel, buffered formulation of furosemide delivered via an on-body infusor and is under development for treatment of congestion in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization.

We filed a new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, in August 2017. On June 11, 2018, we received a Complete Response Letter, or CRL, from the FDA for our NDA, which indicated that, among other things, certain device modifications to our infusor were required. Based on the outcome of our interactions with the FDA, including clarification on an additional dose validation study and proposed device modifications necessary to advance FUROSCIX using the existing delivery technology, we have decided to discontinue use of the sc2Wear Infusor, and transition to our next generation device developed in partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system.

We have funded our operations from inception through March 31, 2019 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of March 31, 2019, we had an accumulated deficit of $105.2 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, scale-up manufacturing, and seek regulatory approval for new product candidates and product enhancements. We will need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2019 (in thousands):

	Three Months Ended March 31,		Increase
	2018	2019	(Decrease)
Operating expenses:
Research and development	$4,048	$6,524	$2,476
General and administrative	4,651	2,323	(2,328)
Total operating expenses	8,699	8,847	148
Loss from operations	(8,699)	(8,847)	148
Other expense	(42)	(8)	(34)
Interest income	351	490	139
Interest expense	(342)	(354)	12
Net loss	$(8,732)	$(8,719)	$(13)

Research and development expenses. R&D expenses were $6.5 million for the three months ended March 31, 2019, compared to $4.0 million for the three months ended March 31, 2018. The increase of $2.5 million was primarily attributable to $0.9 million in severance costs, a $1.1 million increase in device development costs and $1.7 million in materials related to the sc2Wear Infusor. The increase was partially offset by a $0.7 million decrease in employee-related costs and a $0.5 million decrease in supplies and contract services for clinical and medical affairs.

General and administrative expenses. G&A expenses were $2.3 million for the three months ended March 31, 2019, compared to $4.7 million for the three months ended March 31, 2018. The decrease of $2.3 million was primarily attributable to a $1.1 million decrease in costs related to commercial preparation, a $1.4 million decrease in employee-related costs and a decrease of $0.2 million in legal costs. The decrease was partially offset by $0.4 million in severance costs.

Other expense. Other expense was $8,000 for the three months ended March 31, 2019, compared to other expense of $42,000 for the three months ended March 31, 2018. The decrease in expense of $34,000 was primarily attributable to foreign exchange losses due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $0.5 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. The increase of $0.1 million was primarily attributable to higher returns due to money market fund holdings.

Interest expense. Interest expense increased $12,000 from the three months ended March 31, 2018 to $0.4 million for the three months ended March 31, 2019. This increase was attributable to increased rates on the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2019 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2019, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock and $13.5 million in net proceeds from convertible notes payable. Additionally, in May 2017 we incurred $10.0 million of debt under our loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank. As of March 31, 2019, we had cash and restricted cash of $83.6 million.

We expect to incur substantial additional expenditures in the near future to support ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report. We expect our costs and expenses to increase in the futures as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(9,074)	$(6,118)
Financing activities	56	18
Net decrease in cash and restricted cash	$(9,018)	$(6,100)

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $6.1 million, consisting primarily of a net loss of $8.7 million. This was offset by non-cash charges of $0.5 million and a decrease in net operating assets of $2.1 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement. The decrease in net operating assets related to accrued expenses for device development costs and materials.

During the three months ended March 31, 2018, net cash used in operating activities was $9.1 million, consisting primarily of a net loss of $8.7 million and an increase in net operating assets of $1.1 million, offset by non-cash charges of $0.8 million. The increase in net operating assets primarily consisted of prepayments for device development and clinical trials and increased receivables for Value Added Tax. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $18,000, consisting primarily of stock option exercises.

During the three months ended March 31, 2018, net cash provided by financing activities was $56,000, consisting primarily of stock option exercises.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2019, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to LIBOR plus 8.45%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 21, 2019. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement, by and between the registrant and Troy Ignelzi, dated January 28, 2019.(1)

10.2*†	Development Agreement, by and between the registrant and West Pharmaceutical Services, Inc., dated January 28, 2019.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 29, 2019.
†

Certain portions of this exhibit, marked by [***], have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: May 8, 2019	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)