Form 10-Q
period 2019-06-30
scPharmaceuticals Inc.
filed 2019-08-07
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the Registrant had 18,580,930 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the timing or likelihood of approval by the U.S. Food and Drug Administration, or FDA, of our regulatory filings for FUROSCIX® using our next generation delivery device;
•	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
•	the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;
•	the commercialization, marketing and manufacturing of FUROSCIX or any other of our product candidates, if approved;
•	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;
•	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	our ability to identify additional product candidates;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2018	2019
Assets
Current assets
Cash and cash equivalents	$89,478	$79,467
Prepaid expenses	1,757	1,658
VAT receivable	479	500
Other current assets	179	148
Total current assets	91,893	81,773
Restricted cash	182	182
Property and equipment, net	164	145
Right-of-use lease assets - operating, net	1,506	1,347
Deposits and other assets	10	12
Total assets	$93,755	$83,459
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$587	$1,419
Accrued expenses	2,922	7,110
Term loan, short term	2,811	4,624
Lease obligation - operating, short term	353	379
Total current liabilities	6,673	13,532
Term loan, long term	6,826	5,086
Lease obligation - operating, long term	1,353	1,156
Other liabilities	159	216
Total liabilities	15,011	19,990
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2019; 18,569,289 and 18,580,430 shares issued and outstanding as of December 31, 2018 and June 30, 2019, respectively	2	2
Additional paid-in capital	175,201	175,900
Accumulated deficit	(96,459)	(112,433)
Total stockholders’ equity	78,744	63,469
Total liabilities and stockholders’ equity	$93,755	$83,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Operating expenses:
Research and development	$4,855	$5,496	$8,903	$12,020
General and administrative	5,049	1,839	9,700	4,162
Total operating expenses	9,904	7,335	18,603	16,182
Loss from operations	(9,904)	(7,335)	(18,603)	(16,182)
Other expense	(11)	(14)	(53)	(22)
Interest income	424	463	775	953
Interest expense	(359)	(369)	(701)	(723)
Net loss and comprehensive loss	$(9,850)	$(7,255)	$(18,582)	$(15,974)
Net loss per share — basic and diluted	$(0.53)	$(0.39)	$(1.00)	$(0.86)
Weighted average common shares outstanding — basic and diluted	18,549,978	18,580,430	18,542,745	18,578,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$78,744
Net loss	—	—	—	(8,719)	(8,719)
Issuance of common stock upon exercise of stock options	11,141	—	18	—	18
Stock-based compensation	—	—	355	—	355
At March 31, 2019	18,580,430	2	175,574	(105,178)	70,398
Net loss	—	—	—	(7,255)	(7,255)
Stock-based compensation	—	—	326	—	326
At June 30, 2019	18,580,430	$2	$175,900	$(112,433)	$63,469

At December 31, 2017	18,534,240	$2	$173,011	$(67,016)	$105,997
Net loss	—	—	—	(8,732)	(8,732)
Issuance of common stock upon exercise of stock options	7,606	—	56	—	56
Vesting of restricted stock	366	—	1	—	1
Stock-based compensation	—	—	622	—	622
At March 31, 2018	18,542,212	2	173,690	(75,748)	97,944
Net loss	—	—	—	(9,850)	(9,850)
Issuance of common stock upon exercise of stock options	26,955	—	2	—	2
Vesting of restricted stock	122		—		—
Stock-based compensation	—	—	497	—	497
At June 30, 2018	18,569,289	$2	$174,189	$(85,598)	$88,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities
Net loss	$(18,582)	$(15,974)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	19	19
Amortization expense - right-of-use leased assets - operating	144	159
Stock-based compensation	1,119	681
Non-cash interest expense	188	173
Changes in operating assets and liabilities
Prepaid expenses and other assets	(613)	107
Accounts payable, accrued expenses and other liabilities	179	4,806
Net cash used in operating activities	(17,546)	(10,029)

Cash flows from investing activities
Purchases of property and equipment	(41)	-
Net cash used in investing activities	(41)	-
Cash flows from financing activities
Costs related to initial public offering	(1)	-
Proceeds from the exercise of vested stock options	58	18
Net cash provided by financing activities	57	18
Net decrease in cash, cash equivalents and restricted cash	(17,530)	(10,011)
Cash, cash equivalents and restricted cash at beginning of period	118,480	89,660
Cash, cash equivalents and restricted cash at end of period	$100,950	$79,649
Supplemental cash flow information
Interest paid	$513	$608
Taxes paid	$259	$256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

scPharmaceuticals LLC was formed as a Limited Liability Company under the laws of the State of Delaware on February 19, 2013. On March 24, 2014, scPharmaceuticals LLC was converted to a Delaware corporation and changed its name to scPharmaceuticals Inc. (“the Company”). The Company is a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. The Company’s proprietary platform is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. The Company’s headquarters and primary place of business is Burlington, Massachusetts.

In January 2019, following a Type C meeting with the Food and Drug Administration, management implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The Company recorded a charge of $1.4 million during the six months ended June 30, 2019 related to the restructuring plan, which included severance, benefits and related costs. The Company recorded $966,000 and $426,000 in research and development expenses and general and administrative expenses related to the restructuring, respectively. The Company paid $973,000 of these costs during the six months ended June 30, 2019 and expects to pay $331,000 and $18,000 in the third and fourth quarters of 2019, respectively. The remainder of the restructuring charge consists of a non-cash charge of $70,000 related to the modification of stock options (Note 6). As of June 30, 2019, the Company had a balance of $349,000 in accrued expenses related to severance benefits, and related costs associated with the restructuring plan.

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

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2018 and 2019 and condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

As of June 30, 2019, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 9). Cash, cash equivalents and restricted cash consists of the following:

	December 31, 2018	June 30, 2019
Cash and cash equivalents	$89,478	$79,467
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$89,660	$79,649

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At June 30, 2019, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net loss and comprehensive loss	$(9,850)	$(7,255)	$(18,582)	$(15,974)
Weighted-average shares used in computing net loss per share	18,549,978	18,580,430	18,542,745	18,578,091
Net loss per share, basic and diluted	$(0.53)	$(0.39)	$(1.00)	$(0.86)

The Company’s potentially dilutive securities, which include stock options and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Stock options to purchase common stock	1,610,651	1,430,788	1,610,651	1,430,788
Unvested restricted stock	-	160,900	-	160,900
Total	1,610,651	1,591,688	1,610,651	1,591,688

4. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2018	June 30, 2019
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(65)	(84)
Property and equipment, net		$164	$145

Depreciation expense for the three months ended June 30, 2018 and June 30, 2019 was $9,000 and $9,000, respectively.

Depreciation expense for the six months ended June 30, 2018 and June 30, 2019 was $19,000 and $19,000, respectively.

Leased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2018	June 30, 2019
Right-of-use lease assets - operating	Lease term	$2,024	$2,024
Less: Accumulated amortization		(518)	(677)
Right-of-use lease assets - operating, net		$1,506	$1,347

Amortization expense for the three months ended June 30, 2018 and June 30, 2019 was $73,000 and $81,000, respectively.

Amortization expense for the six months ended June 30, 2018 and June 30, 2019 was $144,000 and $159,000, respectively.

5. Accrued Expenses

Accrued expenses consist of (in thousands):

	December 31, 2018	June 30, 2019
Contract research and development	$1,492	$4,118
Unrecoverable component costs	—	1,733
Employee compensation and related costs	727	638
Severance costs	133	349
Consulting and professional service fees	356	204
State taxes	165	22
Other	49	46
Total accrued expenses	$2,922	$7,110

6. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At June 30, 2019, there were 839,962 options outstanding under the 2014 Plan.

As of June 30, 2019, there were 3,166,868 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 252,707 options that have been forfeited from the 2014 Plan.

At June 30, 2019, there were 2,415,142 options available for issuance under the 2017 Stock Plan, 590,826 options outstanding and 160,900 restricted stock units outstanding. Options granted under the 2017 Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2018	2019
Risk-free interest rate	2.42%-2.86%	1.85%-2.51%
Expected dividend yield	0%	0%
Expected life	5.5-7.0 years	5.5-6.0 years
Expected volatility	77%-86%	73%-74%
Weighted-average grant date fair value	$8.54	$2.14

The following table summarizes information about stock option activity during the six months ended June 30, 2019 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2018	1,588,306	$6.75
Granted	142,792	3.29
Exercised	(11,141)	1.66
Forfeited	(289,169)	8.54
Outstanding, June 30, 2019	1,430,788	$6.08	8.09	$45
Vested and exercisable, June 30, 2019	779,987	$6.22	7.62	$45
Vested and expected to vest, June 30, 2019	1,281,442	$6.17	7.99	$45

The following table summarizes information about RSU activity during the six months ended June 30, 2019:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2018	—	$—
Granted	160,900	1.43
Vested	—	—
Forfeited	—	—
RSUs outstanding at June 30, 2019	160,900	$1.43

Unrecognized compensation expense related to unvested options as of June 30, 2019 was $2.0 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.2 years. Unrecognized compensation expense related to unvested RSUs as of June 30, 2019 was $117,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.8 years.

During the six months ended June 30, 2019, as part of the restructuring plan (Note 1), the Company extended the exercise period to one year for 55,677 vested options and for two years for 85,432 vested options of those affected, with a weighted average exercise price of $8.41, and recorded incremental stock-based compensation expense of $70,000.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Research and development	$54	$72	$240	$140
General and administrative	443	254	879	541
Total	$497	$326	$1,119	$681

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy. The following table summarizes the Company’s money market funds as of June 30, 2019 (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Cash equivalents	$76,145	$76,145	$—	$—
Total cash equivalents	$76,145	$76,145	$—	$—

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

The interest rate under the 2017 Loan Agreement is LIBOR plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement, entered into in November 2018, extended the interest-only period through May 2019. The Third Amendment to the Loan and Security Agreement,

entered into in May 2019, extended the interest-only period, currently through August 2019. If and when certain conditions are met, the interest-only period may be extended to November 2019. The rate at June 30, 2019 was 10.87988%. Pursuant to the 2017 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by the Company.

As of June 30, 2019, unpaid borrowings under the 2017 Loan Agreement totaled $10.0 million. For the three and six months ended June 30, 2019, the Company recorded $66,000 and $116,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement. For the three and six months ended June 30, 2018 the Company recorded $75,000 and $144,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the three and six months ended June 30, 2019, the Company recorded $27,000 and $57,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement. For the three and six months ended June 30, 2018, the Company recorded $23,000 and $44,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

June 30, 2019
Face value	$10,000
Less: discount	(290)
Total	$9,710
Less: current portion	(4,624)
Total	$5,086

As of June 30, 2019, future principal payments due under the 2017 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2019	$1,905
December 31, 2020	5,714
December 31, 2021	2,381
Total	$10,000

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2019 (in thousands):

Year ended:
December 31, 2019	$259
December 31, 2020	528
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,820
Less imputed interest	(285)
Total	$1,535

	Six Months Ended June 30,
	2018	2019
Lease cost:
Operating lease cost	$237	$246
Short-term lease cost	4	4
Sublease income	(13)	(25)
Total lease cost	$228	$225
Other information
Cash paid for amounts included in the measurement of lease liabilities	$194	$254
Operating cash flows from operating leases	$43	$(13)
Weighted-average remaining lease term - operating leases	4.5 years	3.4 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The lease commenced on April 1, 2018 and has an initial term of three years with an extension term through December 2022.

Research and Development Agreements

As part of the Company’s research and development efforts, the Company enters into research and development agreements with unrelated companies. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company. Some of these agreements also contain provisions which require the Company to make payments for exclusivity in the development of products in the area of loop diuretics.

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

Due to the discontinuation of use of the sc2Wear Infusor, the Company has received notice of termination costs related to the program. The Company has accrued all costs for which it either believes it is contractually liable or for which the Company has negotiated settlement agreements in good faith. However, certain of the Company’s vendors have claimed or billed for additional costs for which the Company believes it is not obligated. At this time, the Company estimates that additional termination costs, if any, will be immaterial to the Company’s financial statements.

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

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology reduces overall healthcare costs and advances the quality and convenience of care. Our lead product candidate, FUROSCIX, consists of our novel formulation of furosemide delivered via an on-body infusor and is under development for treatment of congestion in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization.

We filed a new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, in August 2017. On June 11, 2018, we received a Complete Response Letter, or CRL, from the FDA for our NDA, which indicated that, among other things, certain device modifications to our infusor were required. Based on the outcome of our interactions with the FDA, including clarification on an additional dose validation study and proposed device modifications necessary to advance FUROSCIX using the existing delivery technology, we have decided to discontinue use of the sc2Wear Infusor, and transition to our next generation device developed in partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system. We held a Type C meeting with the FDA on June 18, 2019 and based on the results of that meeting we anticipate being able to resubmit the FUROSCIX NDA with the SmartDose drug delivery system by mid-year 2020.

We have funded our operations from inception through June 30, 2019 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of June 30, 2019, we had an accumulated deficit of $112.4 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, clinical trial activities, scale-up manufacturing, and seek regulatory approval for new product candidates and product enhancements. We will need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2019 (in thousands):

	Three Months Ended June 30,		Increase
	2018	2019	(Decrease)
Operating expenses:
Research and development	$4,855	$5,496	$641
General and administrative	5,049	1,839	(3,210)
Total operating expenses	9,904	7,335	(2,569)
Loss from operations	(9,904)	(7,335)	(2,569)
Other expense	(11)	(14)	3
Interest income	424	463	39
Interest expense	(359)	(369)	10
Net loss	$(9,850)	$(7,255)	$(2,595)

Research and development expenses. R&D expenses were $5.5 million for the three months ended June 30, 2019, compared to $4.9 million for the three months ended June 30, 2018. The increase of $0.6 million was primarily attributable to a $2.2 million increase in device development costs. The increase was partially offset by a $0.6 million decrease in employee-related costs, a $0.8 million decrease in supplies and contract services for clinical and medical affairs and a $0.2 million decrease in pharmaceutical preparation costs.

General and administrative expenses. G&A expenses were $1.8 million for the three months ended June 30, 2019, compared to $5.0 million for the three months ended June 30, 2018. The decrease of $3.2 million was primarily attributable to a $1.2 million decrease in costs related to commercial preparation, a $1.8 million decrease in employee-related costs and a decrease of $0.2 million in legal costs.

Other expense. Other expense was $14,000 for the three months ended June 30, 2019, compared to $11,000 for the three months ended June 30, 2018. The increase of $3,000 was primarily attributable to foreign exchange losses due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $463,000 for the three months ended June 30, 2019 compared to $424,000 for the three months ended June 30, 2018. The increase of $39,000 was primarily attributable to higher returns due to money market fund holdings.

Interest expense. Interest expense increased $10,000 for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019. This increase was attributable to increased rates on the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank.

Comparison of Six Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2019 (in thousands):

	Six Months Ended June 30,		Increase
	2018	2019	(Decrease)
Operating expenses:
Research and development	$8,903	$12,020	$3,117
General and administrative	9,700	4,162	(5,538)
Total operating expenses	18,603	16,182	(2,421)
Loss from operations	(18,603)	(16,182)	(2,421)
Other expense	(53)	(22)	(31)
Interest income	775	953	178
Interest expense	(701)	(723)	22
Net loss	$(18,582)	$(15,974)	$(2,608)

Research and development expenses. R&D expenses were $12.0 million for the six months ended June 30, 2019, compared to $8.9 million for the six months ended June 30, 2018. The increase of $3.1 million was primarily attributable to $0.9 million in severance costs, a $3.4 million increase in device development costs and $1.7 million in unrecoverable component costs related to the sc2Wear Infusor. The increase was partially offset by a $1.4 million decrease in employee-related costs, a $1.3 million decrease in supplies and contract services for clinical and medical affairs, and a $0.2 million decrease in pharmaceutical preparation costs.

General and administrative expenses. G&A expenses were $4.2 million for the six months ended June 30, 2019, compared to $9.7 million for the six months ended June 30, 2018. The decrease of $5.5 million was primarily attributable to a $2.3 million decrease in costs related to commercial preparation, a $3.2 million decrease in employee-related costs and a decrease of $0.4 million in legal costs. The decrease was partially offset by $0.4 million in severance costs.

Other expense. Other expense was $22,000 for the six months ended June 30, 2019, compared to $53,000 for the six months ended June 30, 2018. The decrease of $31,000 was primarily attributable to foreign exchange gains due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $1.0 million for the six months ended June 30, 2019, compared to $0.8 million for the six months ended June 30, 2018. The increase of $0.2 million was primarily attributable to higher returns due to money market fund holdings.

Interest expense. Interest expense increased $22,000 from the six months ended June 30, 2018 to $0.7 million for the six months ended June 30, 2019. This increase was attributable to increased rates on the $10.0 million loan entered into in May 2017 with Solar Capital Ltd. and Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through June 30, 2019 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of June 30, 2019, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock and $13.5 million in net proceeds from convertible notes payable. Additionally, in May 2017 we incurred $10.0 million of debt under our loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank. As of June 30, 2019, we had cash and restricted cash of $79.6 million.

We expect to incur substantial additional expenditures in the near future to support ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the building of our commercial infrastructure, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(17,546)	$(10,029)
Investing activities	(41)	-
Financing activities	57	18
Net decrease in cash and restricted cash	$(17,530)	$(10,011)

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $10.0 million, consisting primarily of a net loss of $16.0 million. This was offset by non-cash charges of $1.0 million and a decrease in net operating assets of $4.9 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement. The decrease in net operating assets related to accrued expenses for device development costs and materials.

During the six months ended June 30, 2018, net cash used in operating activities was $17.5 million, consisting primarily of a net loss of $18.5 million and an increase in net operating assets of $0.5 million. This was offset by non-cash charges of $1.5 million. The increase in net operating assets primarily consisted of prepayments for device and pharmaceutical development and clinical trials, offset by receipt of a refund for Value Added Tax. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

Net Cash Used in Investing Activities

There were no cash from investing activities during the six months ended June 30, 2019.

During the six months ended June 30, 2018, net cash used in investing activities consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $18,000, consisting primarily of stock option exercises.

During the six months ended June 30, 2018, net cash provided by financing activities was $57,000, consisting primarily of stock option exercises.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 21, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 21, 2019.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2019, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to LIBOR plus 8.45%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Amendment to Loan and Security Agreement, dated May 31, 2019, by and among scPharmaceuticals Inc., Solar Capital Ltd. and Silicon Valley Bank

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: August 7, 2019	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)