Form 10-Q
period 2019-09-30
scPharmaceuticals Inc.
filed 2019-11-12
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the Registrant had 18,633,530 common shares, $0.0001 par value per share, outstanding.

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

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2018	2019
Assets
Current assets
Cash and cash equivalents	$89,478	$83,562
Prepaid expenses	1,757	894
VAT receivable	479	303
Other current assets	179	128
Total current assets	91,893	84,887
Restricted cash	182	182
Property and equipment, net	164	136
Right-of-use lease assets - operating, net	1,506	1,264
Deposits and other assets	10	197
Total assets	$93,755	$86,666
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$587	$542
Accrued expenses	2,922	7,169
Term loan, short term	2,811	—
Lease obligation - operating, short term	353	393
Total current liabilities	6,673	8,104
Term loan, long term	6,826	18,842
Lease obligation - operating, long term	1,353	1,052
Derivative liability	—	766
Other liabilities	159	16
Total liabilities	15,011	28,780
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2019; 18,569,289 and 18,629,730 shares issued and outstanding as of December 31, 2018 and September 30, 2019, respectively	2	2
Additional paid-in capital	175,201	176,524
Accumulated deficit	(96,459)	(118,640)
Total stockholders’ equity	78,744	57,886
Total liabilities and stockholders’ equity	$93,755	$86,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Operating expenses:
Research and development	$3,896	$4,293	$12,799	$16,314
General and administrative	1,945	1,996	11,645	6,158
Total operating expenses	5,841	6,289	24,444	22,472
Loss from operations	(5,841)	(6,289)	(24,444)	(22,472)
Other (expense) income	(5)	83	(58)	61
Interest income	445	397	1,221	1,350
Interest expense	(360)	(398)	(1,062)	(1,121)
Net loss and comprehensive loss	$(5,761)	$(6,207)	$(24,343)	$(22,182)
Net loss per share — basic and diluted	$(0.31)	$(0.33)	$(1.31)	$(1.19)
Weighted average common shares outstanding — basic and diluted	18,569,289	18,584,327	18,551,690	18,580,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$78,744
Net loss	—	—	—	(8,719)	(8,719)
Issuance of common stock upon exercise of stock options	11,141	—	18	—	18
Stock-based compensation	—	—	355	—	355
At March 31, 2019	18,580,430	2	175,574	(105,178)	70,398
Net loss	—	—	—	(7,255)	(7,255)
Stock-based compensation	—	—	326	—	326
At June 30, 2019	18,580,430	2	175,900	(112,433)	63,469
Net loss	—	—	—	(6,207)	(6,207)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 9)	40,300	—	256	—	256
Issuance of common stock upon exercise of stock options	9,000	—	35	—	35
Stock-based compensation	—	—	333	—	333
At September 30, 2019	18,629,730	$2	$176,524	$(118,640)	$57,886

At December 31, 2017	18,534,240	$2	$173,011	$(67,016)	$105,997
Net loss	—	—	—	(8,732)	(8,732)
Issuance of common stock upon exercise of stock options	7,606	—	56	—	56
Vesting of restricted stock	366	—	1	—	1
Stock-based compensation	—	—	622	—	622
At March 31, 2018	18,542,212	2	173,690	(75,748)	97,944
Net loss	—	—	—	(9,850)	(9,850)
Issuance of common stock upon exercise of stock options	26,955	—	2	—	2
Vesting of restricted stock	122	—	—	—	—
Stock-based compensation	—	—	497	—	497
At June 30, 2018	18,569,289	2	174,189	(85,598)	88,593
Net loss	—	—	—	(5,761)	(5,761)
Offering costs	—	—	(5)	—	(5)
Stock-based compensation	—	—	563	—	563
At September 30, 2018	18,569,289	$2	$174,747	$(91,359)	$83,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities
Net loss	$(24,343)	$(22,182)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	29	29
Amortization expense - right-of-use leased assets - operating	218	241
Stock-based compensation	1,682	1,014
Non-cash interest expense	278	260
Fair value adjustment to derivative liability	—	3
Changes in operating assets and liabilities
Prepaid expenses and other assets	51	1,088
Accounts payable, accrued expenses and other liabilities	(926)	3,940
Net cash used in operating activities	(23,011)	(15,607)
Cash flows from investing activities
Purchases of property and equipment	(41)	—
Net cash used in investing activities	(41)	—
Cash flows from financing activities
Costs related to initial public offering	(5)	—
Proceeds from at-the-market offering, net of commissions	—	259
At-the-market offering costs	—	(189)
Proceeds from term loan, net of costs	—	9,568
Proceeds from the exercise of vested stock options	58	53
Net cash provided by financing activities	53	9,691
Net decrease in cash, cash equivalents and restricted cash	(22,999)	(5,916)
Cash, cash equivalents and restricted cash at beginning of period	118,480	89,660
Cash, cash equivalents and restricted cash at end of period	$95,481	$83,744
Supplemental cash flow information
Interest paid	$738	$925
Taxes paid	$283	$296
Supplemental non-cash information
Acquisition of right-of-use leased assets - operating, net of disposal	$26	$—
Issuance of derivative in connection with modification of term loan	$—	$763
Transfer of issuance costs from other noncurrent assets to equity	$—	$3

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

In January 2019, following a Type C meeting with the Food and Drug Administration, management implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The Company recorded a charge of $1.4 million during the nine months ended September 30, 2019 related to the restructuring plan, which included severance, benefits and related costs. The Company recorded $966,000 and $426,000 in research and development expenses and general and administrative expenses related to the restructuring, respectively. The Company paid $1.3 million of these costs during the nine months ended September 30, 2019 and expects to pay $18,000 in the fourth quarter of 2019. The remainder of the restructuring charge consists of a non-cash charge of $70,000 related to the modification of stock options (Note 6). As of September 30, 2019, the Company had a balance of $18,000 in accrued expenses related to severance benefits, and related costs associated with the restructuring plan.

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

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2018 and 2019 and condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

As of September 30, 2019, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 10). Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2018	September 30, 2019
Cash and cash equivalents	$89,478	$83,562
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$89,660	$83,744

Derivative Liability

In September 2019, the Company entered into a new loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank (the “2019 Loan Agreement”) to refinance the Company’s 2017 Loan Agreement (Note 8). In connection with the 2019 Loan Agreement, the Company also entered into an exit agreement with Solar Capital Ltd. and Silicon Valley Bank (the “Exit Agreement”). The Exit Agreement provides for a payment to the lenders in the amount of 4% of the loan commitment, or $800,000, upon the occurrence of an exit event, as defined in the Exit Agreement. The Company classifies the exit payment obligation as a liability on its balance sheet because it represents a contingent payment obligation that is not clearly and closely related to the host instrument and meets the definition of a derivative. The derivative liability was initially recorded at fair value upon execution of the 2019 Loan Agreement and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net in the statement of operations and comprehensive loss. Changes in the fair value of the derivative liability will continue to be recognized until an exit event occurs.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At September 30, 2019, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net loss and comprehensive loss	$(5,761)	$(6,207)	$(24,343)	$(22,182)
Weighted-average shares used in computing net loss per share	18,569,289	18,584,327	18,551,690	18,580,192
Net loss per share, basic and diluted	$(0.31)	$(0.33)	$(1.31)	$(1.19)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Stock options to purchase common stock	1,746,287	1,424,018	1,746,287	1,424,018
Unvested restricted stock	—	160,900	—	160,900
Total	1,746,287	1,584,918	1,746,287	1,584,918

4. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2018	September 30, 2019
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(65)	(93)
Property and equipment, net		$164	$136

Depreciation expense for the three months ended September 30, 2018 and September 30, 2019 was $10,000 and $10,000, respectively.

Depreciation expense for the nine months ended September 30, 2018 and September 30, 2019 was $29,000 and $29,000, respectively.

Leased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2018	September 30, 2019
Right-of-use lease assets - operating	Lease term	$2,024	$2,024
Less: Accumulated amortization		(518)	(760)
Right-of-use lease assets - operating, net		$1,506	$1,264

Amortization expense for the three months ended September 30, 2018 and September 30, 2019 was $74,000 and $82,000, respectively.

Amortization expense for the nine months ended September 30, 2018 and September 30, 2019 was $218,000 and $241,000, respectively.

5. Accrued Expenses

Accrued expenses consist of (in thousands):

	December 31, 2018	September 30, 2019
Contract research and development	$1,492	$4,146
Unrecoverable component costs	—	1,668
Employee compensation and related costs	727	923
Consulting and professional service fees	356	338
State taxes	165	36
Severance costs	133	18
Other	49	40
Total accrued expenses	$2,922	$7,169

6. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At September 30, 2019, there were 830,962 options outstanding under the 2014 Plan.

As of September 30, 2019, there were 3,166,868 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 252,707 options that have been forfeited from the 2014 Plan.

At September 30, 2019, there were 2,412,912 options available for issuance under the 2017 Stock Plan, 593,056 options outstanding and 160,900 restricted stock units outstanding. Awards granted under the 2017 Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2018	2019
Risk-free interest rate	2.42%-2.86%	1.61%-2.51%
Expected dividend yield	0%	0%
Expected life	5.5-7.0 years	5.5-6.1 years
Expected volatility	76%-86%	72%-74%
Weighted-average grant date fair value	$7.57	$2.17

The following table summarizes information about stock option activity during the nine months ended September 30, 2019 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2018	1,588,306	$6.75
Granted	145,022	3.34
Exercised	(20,141)	2.62
Forfeited	(289,169)	8.54
Outstanding, September 30, 2019	1,424,018	$6.09	7.84	$1,842
Vested and exercisable, September 30, 2019	854,952	$6.20	7.45	$1,024
Vested and expected to vest, September 30, 2019	1,308,083	$6.15	7.76	$1,661

The following table summarizes information about RSU activity during the nine months ended September 30, 2019:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2018	—	$—
Granted	160,900	1.43
Vested	—	—
Forfeited	—	—
RSUs outstanding at September 30, 2019	160,900	$1.43

Unrecognized compensation expense related to unvested options as of September 30, 2019 was $1.8 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.9 years. Unrecognized compensation expense related to unvested RSUs as of September 30, 2019 was $116,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.3 years.

During the nine months ended September 30, 2019, as part of the restructuring plan (Note 1), the Company extended the exercise period to one year for 55,677 vested options and for two years for 85,432 vested options of those affected, with a weighted average exercise price of $8.41, and recorded incremental stock-based compensation expense of $70,000.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Research and development	$154	$75	$394	$215
General and administrative	409	258	1,288	799
Total	$563	$333	$1,682	$1,014

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

The following table summarizes the Company’s assets and liabilities as of September 30, 2019 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$62,549	$62,549	$—	$—
Total	$62,549	$62,549	$—	$—
Liabilities:
Derivative liability	$766	$—	$—	$766
Total	$766	$—	$—	$766

The fair value of the derivative liability recognized in connection with the Company’s 2019 Loan Agreement (Note 8) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using the probability-weighted expected return method (“PWERM”), which considered as inputs the timing and probability of occurrence of an exit event, the amount of the payment, and the risk-free discount rate reflecting the expected risk profile for each of the potential settlement scenarios.

8. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with Solar Capital Ltd. and Silicon Valley Bank for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement were to be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

The interest rate under the 2017 Loan Agreement was LIBOR plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement, entered into in November 2018, extended the interest-only period through May 2019. The Third Amendment to the Loan and Security Agreement, entered into in May 2019, extended the interest-only period through August 2019, with the ability to further extend the interest only period to November 2019. Pursuant to the 2017 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by the Company.

For the three and nine months ended September 30, 2019, the Company recorded $53,000 and $169,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement. For the three and nine months ended September 30, 2018 the Company recorded $68,000 and $212,000, respectively, related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allowed the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 was due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the three and nine months ended September 30, 2019, the Company recorded $23,000 and $80,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement. For the three and nine months ended September 30, 2018, the Company recorded $22,000 and $66,000, respectively, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

In September 2019, the Company paid off the outstanding balance of the 2017 Loan Agreement, including accrued interest, and entered into the 2019 Loan Agreement for $20.0 million. The payoff was treated as a modification of the debt.  The 2019 Loan Agreement has a maturity date of September 17, 2023. Debt issuance costs for the 2019 Loan Agreement will be amortized to interest expense over the remaining term of the 2019 Loan Agreement using the effective-interest method.

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at September 30, 2019 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets owned by the Company, including all intellectual property and subject to certain exceptions.

The Company entered into the Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the lenders upon the occurrence of an exit event. The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet.

As of September 30, 2019, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the three and nine months ended September 30, 2019, the Company recorded $5,000 related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2019, the Company recorded $6,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

In an event of default under the 2019 Loan Agreement, the interest rate will be increased by 5% and the balance under the loan may become immediately due and payable at the option of the lenders.

The 2019 Loan Agreement includes restrictions on, among other things, the Company’s ability to incur additional indebtedness, change the name or location of the Company’s business, merge with or acquire other entities, pay dividends or make other distributions to holders of its capital stock, make certain investments, engage in transactions with affiliates, create liens, sell assets or pay subordinated debt.

Total term loan and unamortized debt discount balances are as follows (in thousands):

September 30, 2019
Face value	$20,000
Less: discount	(1,158)
Total	$18,842
Less: current portion	—
Total	$18,842

As of September 30, 2019, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total	$20,000

9. Stockholders’ Equity

At-the-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an Open Market Sale AgreementSM (“ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “ATM Shares”), having an aggregate offering price of up to $15.0 million through Jefferies as its sales agent. The offering and sale of ATM Shares by the Company under the ATM Agreement will be and is being made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019.

Subject to the terms and conditions of the ATM Agreement, Jefferies will use its commercially reasonable efforts to sell the ATM Shares, based upon instructions from the Company, consistent with its normal trading and sales practices. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such ATM Shares.

During the three months ended September 30, 2019, the Company sold a total of 40,300 ATM Shares under the ATM Agreement, in the open market, at an average gross selling price of $6.63 per share for net proceeds of $259,000.

During the three months ended September 30, 2019, the Company incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program. The Company charged $3,000 of these costs against additional paid in capital upon issuance of shares during the three months ended September 30,2019.

10. Commitments and Contingencies

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2019 (in thousands):

Year ended:
December 31, 2019	$131
December 31, 2020	528
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,692
Less imputed interest	(247)
Total	$1,445

	Nine Months Ended September 30,
	2018	2019
Lease cost:
Operating lease cost	$348	$368
Short-term lease cost	6	6
Sublease income	(26)	(38)
Total lease cost	$328	$336
Other information
Cash paid for amounts included in the measurement of lease liabilities	$302	$384
Operating cash flows from operating leases	$55	$(21)
Weighted-average remaining lease term - operating leases	4.2 years	3.2 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

We have funded our operations from inception through September 30, 2019 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of September 30, 2019, we had an accumulated deficit of $118.6 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, clinical trial activities, scale-up manufacturing, and seek regulatory approval for new product candidates and product enhancements. We will need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2019 (in thousands):

	Three Months Ended September 30,		Increase
	2018	2019	(Decrease)
Operating expenses:
Research and development	$3,896	$4,293	$397
General and administrative	1,945	1,996	51
Total operating expenses	5,841	6,289	448
Loss from operations	(5,841)	(6,289)	448
Other (expense) income	(5)	83	88
Interest income	445	397	(48)
Interest expense	(360)	(398)	38
Net loss	$(5,761)	$(6,207)	$446

Research and development expenses. R&D expenses were $4.3 million for the three months ended September 30, 2019, compared to $3.9 million for the three months ended September 30, 2018. The increase of $0.4 million was primarily attributable to a $0.9 million increase in pharmaceutical preparation costs and a $0.6 million increase in device development costs. The increase was partially offset by a $0.6 million decrease in employee-related costs, a $0.3 million decrease in supplies and contract services for clinical and medical affairs and a $0.2 million decrease in regulatory consulting.

General and administrative expenses. G&A expenses were $2.0 million for the three months ended September 30, 2019, compared to $1.9 million for the three months ended September 30, 2018. The increase of $0.1 million was primarily attributable to a $0.2 million increase in legal costs, a $0.1 million increase in costs related to commercial preparation, and a $0.1 million increase in public company related costs. The increase was partially offset by a $0.3 million decrease in employee-related costs.

Other (expense) income. Other income was $83,000 for the three months ended September 30, 2019, compared to expense of $5,000 for the three months ended September 30, 2018. The increase in income of $88,000 was primarily attributable to foreign exchange gains due to foreign currency fluctuations.

Interest income. Interest income was $397,000 for the three months ended September 30, 2019 compared to $445,000 for the three months ended September 30, 2018. The decrease of $48,000 was primarily attributable to lower money market fund holdings.

Interest expense. Interest expense increased $38,000 from the three months ended September 30, 2018 to $0.4 million for the three months ended September 30, 2019. This increase was attributable to increased rates and balances on the term loan with Solar Capital Ltd. and Silicon Valley Bank.

Comparison of Nine Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase
	2018	2019	(Decrease)
Operating expenses:
Research and development	$12,799	$16,314	$3,515
General and administrative	11,645	6,158	(5,487)
Total operating expenses	24,444	22,472	(1,972)
Loss from operations	(24,444)	(22,472)	(1,972)
Other (expense) income	(58)	61	119
Interest income	1,221	1,350	129
Interest expense	(1,062)	(1,121)	59
Net loss	$(24,343)	$(22,182)	$(2,161)

Research and development expenses. R&D expenses were $16.3 million for the nine months ended September 30, 2019, compared to $12.8 million for the nine months ended September 30, 2018. The increase of $3.5 million was primarily attributable to a $4.0 million increase in device development costs, $1.7 million in unrecoverable component costs related to the sc2Wear Infusor, $0.8 million increase in severance costs, and a $0.7 million increase in pharmaceutical preparation costs. The increase was partially offset by a $1.9 million decrease in employee-related costs, a $1.6 million decrease in supplies and contract services for clinical and medical affairs, and a $0.2 million decrease in regulatory consulting.

General and administrative expenses. G&A expenses were $6.2 million for the nine months ended September 30, 2019, compared to $11.6 million for the nine months ended September 30, 2018. The decrease of $5.4 million was primarily attributable to a $3.1 million decrease in employee-related costs, a $2.2 million decrease in costs related to commercial preparation, and a decrease of $0.2 million in legal costs. The decrease was partially offset by an increase of $0.2 million in public company costs.

Other (expense) income. Other income was $61,000 for the nine months ended September 30, 2019, compared to expense of $58,000 for the nine months ended September 30, 2018. The increase in income of $119,000 was primarily attributable to foreign exchange gains due to activity denominated in foreign currency combined with foreign currency fluctuations.

Interest income. Interest income was $1.4 million for the nine months ended September 30, 2019, compared to $1.2 million for the nine months ended September 30, 2018. The increase of $129,000 was primarily attributable to higher returns due to money market fund holdings.

Interest expense. Interest expense increased $59,000 from the nine months ended September 30, 2018 to $1.1 million for the nine months ended September 30, 2019. This increase was attributable to increased rates on the $10.0 million loan entered into in May 2017 and the additional $10.0 million borrowed in the term loan modification with Solar Capital Ltd. and Silicon Valley Bank in September 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through September 30, 2019 primarily through the sale of shares of our common stock in our initial public offering and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of September 30, 2019, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, $13.5 million in net proceeds from convertible notes payable and $259,000 from sales of our common stock under the ATM Agreement. Additionally, in September 2019 we entered into a new $20.0 million loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank to refinance our prior $10.0 million 2017 Loan Agreement. As of September 30, 2019, we had cash and restricted cash of $83.7 million.

We expect to incur substantial additional expenditures in the near future to support ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the building of our commercial infrastructure, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(23,011)	$(15,607)
Investing activities	(41)	—
Financing activities	53	9,691
Net decrease in cash and restricted cash	$(22,999)	$(5,916)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $15.6 million, consisting primarily of a net loss of $22.2 million. This was offset by non-cash charges of $1.5 million and an increase in net operating liabilities of $5.0 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement. The increase in net operating liabilities related to accrued expenses for device and pharmaceutical development costs and materials as well as the amortization of prepaid insurance.

During the nine months ended September 30, 2018, net cash used in operating activities was $23.0 million, consisting primarily of a net loss of $24.3 million and a decrease in net operating liabilities of $0.9 million. This was offset by non-cash charges of $2.2 million. The decrease in net operating liabilities primarily consisted of prepayments for device and pharmaceutical development and clinical trials, offset by receipt of a refund for Value Added Tax. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

Net Cash Used in Investing Activities

There were no cash from investing activities during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, net cash used in investing activities consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $9.7 million, consisting primarily of net proceeds from the 2019 Loan Agreement, net proceeds from sales made pursuant to the ATM Agreement, and stock option exercises.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2019, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the rate equal to the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan and Security Agreement, dated September 17, 2019, by and among scPharmaceuticals Inc., Solar Capital Ltd. and Silicon Valley Bank.(1)

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 8-K filed on April 10, 2019.
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

SCPHARMACEUTICALS INC.

Date: November 12, 2019	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)