Form 10-K
period 2019-12-31
scPharmaceuticals Inc.
filed 2020-03-24
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from-                      to

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $27,492,179. The number of shares of registrant’s Common Stock outstanding as of March 23, 2020 was 20,981,880.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

i

PART I

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

▪

the completion of device validation, drug stability testing and other activities required for the resubmission of the FUROSCIX® NDA with the Smart Dose drug delivery system on our current projected timelines and subsequent review and potential approval by the U.S. Food and Drug Administration, or FDA, including any delays in submission or approval related to COVID-19;

▪	the likelihood of approval by the FDA of our regulatory filings for FUROSCIX using our next generation delivery device;
▪	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
▪	the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;
▪	the commercialization, marketing and manufacturing of FUROSCIX or any other of our product candidates, if approved;
▪	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;
▪	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;
▪	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
▪	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
▪	our ability to identify additional product candidates;
▪	the implementation of our strategic plans for our business, product candidates and technology;
▪	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;
▪	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
▪	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;
▪	our ability to maintain and establish collaborations;
▪	our financial performance;
▪	developments relating to our competitors and our industry, including the impact of government regulation; and
▪	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Item 1. Business.

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our lead product candidate, FUROSCIX, consists of our proprietary buffered formulation of furosemide delivered subcutaneously via an on-body infusor and is under development for treatment of congestion due to volume overload in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization.

We filed a new drug application, or NDA, for FUROSCIX with the U.S. Food and Drug Administration, or FDA, in August 2017. On June 11, 2018 we received a Complete Response Letter, or CRL, from the FDA for our NDA, which indicated that, among other things, certain device modifications to our infusor were required.  Based on our interactions with the FDA, which required clarification on an additional dose validation study and device modifications necessary to advance FUROSCIX using our previous delivery technology, the sc2Wear Infusor, we decided to transition to our next generation device. Our next generation device is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system (SmartDose is a registered trademark of West Pharma. Services IL, Ltd., a subsidiary of West, in the United States and other jurisdictions). We held a Type C meeting with the FDA on June 18, 2019 and based on the results of that meeting we anticipate resubmission of the FUROSCIX NDA with the SmartDose drug delivery system by mid-year 2020.

Heart failure affects 6.5 million adults in the United States and this population is expected to grow to greater than 8.0 million by 2030. Our proprietary formulation of furosemide administered subcutaneously via the next generation SmartDose drug delivery system, which we refer to together as FUROSCIX, is intended to help alleviate the signs and symptoms associated with congestion due to fluid retention in heart failure patients, such as fatigue and shortness of breath.  FUROSCIX is designed to offer alternative outpatient intervention for heart failure patients who display reduced responsiveness to oral diuretics in non-emergency situations and do not require hospitalization.

We believe FUROSCIX, if approved by the FDA, would allow heart failure patients to receive IV-strength diuresis outside the high-cost hospital setting. Prevention of hospital admission and reduced readmission rates would result in reducing the estimated 15 million days patients with heart failure spend in the hospital each year. By decreasing the number of admissions and readmissions to hospitals, we believe we can drive significant cost savings to payers and hospitals.

We are leveraging our subcutaneous formulation expertise to develop additional product candidates that we believe can significantly decrease the cost of treatment by moving treatment away from the hospital setting and can improve patient quality of life by eliminating the need for IV catheters. In this area, we have conducted additional development work to deliver ceftriaxone, a parenteral cephalosporin that is typically administered intravenously or intramuscularly. Based on IMS Health data, each year in the United States, there are 15 million outpatient days of ceftriaxone therapy to treat various types of infections, including pneumonia, urinary tract infections, and Lyme Disease. The current outpatient treatment option for these patients, Outpatient Parenteral Antimicrobial Therapy, or OPAT, requires the placement of a long-term venous access device, known as a peripherally inserted central catheter, or PICC, and coordination of home infusion or office-based infusion services for patients to receive antibiotics outside of the hospital, which places significant burdens on the patients.  Subcutaneous administration of ceftriaxone represents an opportunity to reduce costs to the overall health care system and improve the quality of care by reducing the complications and serious health risks associated with IV catheters and increasing patient mobility and convenience. We have conducted a pharmacokinetic study with subcutaneous ceftriaxone and intend to conduct additional clinical trials to advance its development.

Beyond furosemide and ceftriaxone, we aim to leverage our subcutaneous formulation expertise to develop and seek approval of additional drug candidates. We intend to conduct feasibility work on additional product candidates.

OUR PLATFORM AND OTHER PIPELINE PROGRAMS

FUROSCIX to Treat Decompensated Heart Failure

Heart failure is a chronic disease resulting from impairment of the heart’s ability to pump blood and can be caused by a number of factors, including congenital conditions, history of heart attack, arrhythmias and complications of other chronic conditions such as diabetes and hypertension. Patients with heart failure are prone to retain water and salt, or fluid, in their blood stream and other tissues. As fluid accumulates, heart pumping efficiency begins to diminish, and congestion ensues. Congestion can lead to extra fluid in the lungs, ankles and abdomen causing symptoms ranging from weight gain, mild swelling and shortness of breath while walking to more severe symptoms, such as weakness, severe fatigue and difficulty breathing when sitting or lying down. Congestion is the most common symptom experienced in patients with heart failure and is a common trigger for heart failure patients to seek medical attention. This state of worsening of heart failure symptoms due to excessive fluid retention, or congestion, is referred to as decompensated heart failure.

Oral diuretics, in particular loop diuretics, are the mainstay for the management and prevention of congestion in patients with heart failure. Diuretics, such as furosemide, work by promoting the removal of excess salt and water via the kidneys. However, during periods of decompensation or worsening heart failure due to congestion, the absorption of oral furosemide decreases and it becomes less effective. Since symptoms of congestion generally worsen over several days or weeks, there is a window of opportunity to intervene. In the face of decreased absorption and efficacy of oral furosemide and worsening symptoms, doses of oral diuretics are typically increased or synergistic diuretics are added in an attempt to overcome the reduced absorption and to facilitate diuresis. When this fails, clinicians have to rely on hospitalization for the administration of IV diuretics to relieve the symptoms of congestion, or decongestion.

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

Congestion due to sodium retention leading to decompensation is the primary cause for patient admission to the acute care setting among adult patients with heart failure. An analysis of 585 heart failure admissions published in the American Journal of Critical Care found that 59% of admissions are attributed to excessive sodium retention leading to volume overload. Patients suffering from an acute-decompensation event can develop worsening symptoms rapidly and a multi-day hospital admission for a more aggressive and predictable diuretic treatment regimen with IV furosemide is required.

FUROSCIX is our novel formulation of furosemide contained in a pre-filled, Crystal Zenith® cartridge and self- administered subcutaneously via a single-use, disposable and wearable on-body delivery system. The user inserts the pre-filled cartridge into the wearable device, applies it to the abdomen via a medical-grade adhesive, and a subcutaneous infusion of FUROSCIX is administered through a pre-programmed, biphasic delivery profile with 30 mg administered over the first hour, followed by 12.5 mg per hour for the subsequent 4 hours (a total dose of 80 mg (10 mL) over 5 hours).

We believe that, if approved, FUROSCIX has the potential to provide a safe and effective solution that will enable IV-strength diuresis outside of the high-cost hospital setting. We believe we can reduce the estimated 15 million days per year that heart failure patients spend in the hospital and thus reduce overall health care costs by decreasing both admissions and readmissions.

Subcutaneous delivery has the potential to:

•

Reduce hospital admission rates: We believe FUROSCIX, if approved, could in certain instances avoid a hospitalization altogether, by providing IV-strength diuresis in an outpatient setting such as the physician’s office, a heart failure clinic or at home. Since symptoms of congestion generally worsen over several days or weeks, there is a window of opportunity to intervene. It is estimated that 90% of patients presenting to the emergency department with decompensated heart failure are admitted to the hospital and approximately 50% of those patients could be safely discharged after a brief period of observation.

•

Reduce patient readmission: We believe FUROSCIX, if approved, could reduce the incidence of readmission for heart failure patients by continuing IV-strength diuresis in the home environment upon discharge. It is estimated that 30-50% of patients that are hospitalized for acute decompensated heart failure that are transitioned to oral furosemide prior to being discharged from the hospital have persistent symptoms of congestion at discharge. Persistent congestion may reduce the absorption of oral furosemide reducing the diuretic effect. As a result, patients are often readmitted to the hospital to receive IV furosemide. We believe FUROSCIX can break this cycle by providing IV-strength diuresis to patients shortly after discharge to reduce the rate of readmissions for decompensated heart failure.

FUROSCIX is designed to offer an outpatient intervention to deliver IV-strength furosemide. We believe this approach can improve patients’ quality of life by providing treatment with minimal interruption of daily living. The wearable design of the SmartDose drug delivery system to administer FUROSCIX could promote patient mobility by delivering the required dose while the patient resumes their normal daily activities outside of the hospital. Evidence also supports that in-home care for patients with heart failure may prolong life expectancy and improve quality of life by facilitating access to the patient’s care support system. Based on our market research, we believe that patients and physicians would embrace FUROSCIX, if approved, if it would improve patient outcomes and quality of life.

Clinical Development of FUROSCIX

Our Subcutaneous Formulation of Furosemide

To date, 127 subjects with heart failure have received FUROSCIX via subcutaneous administration in our clinical studies, where 101 subjects received FUROSCIX via our previous delivery device, the sc2Wear Infusor, and 26 subjects received FUROSCIX via the B. Braun Perfusor Space Infusion Pump, or B. Braun Pump, a large, three-pound commercial pump used in operating rooms and emergency care settings. Based on the overall observations and outcomes of these studies, we believe that FUROSCIX has the potential to be used to treat congestion, with comparable pharmacokinetics, diuresis and natriuresis to IV furosemide, when administered by patients and their caregivers in clinical and home environments. To date, no clinical studies have been conducted using the next generation SmartDose drug delivery system with FUROSCIX.

We held a pre-NDA meeting with the FDA on June 1, 2017, and in August 2017 we submitted an NDA for our lead product candidate, FUROSCIX, incorporating our previous delivery device, the sc2Wear Infusor. The FDA notified us in October 2017 that it had accepted our NDA for review and assigned us a June 23, 2018 Prescription Drug User Fee Act, or PDUFA, date. On June 11, 2018 we received a CRL from the FDA, which indicated that, among other things, certain device modifications to the sc2Wear Infusor were required. We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019.  Based on our interactions with the FDA, which required clarification on an additional dose validation study and device modifications necessary to advance FUROSCIX using the sc2Wear Infusor, we decided to transition to our next generation infusor for FUROSCIX, which is being developed through a partnership with West with their proprietary, wearable, SmartDose subcutaneous drug delivery system. We plan to resubmit an NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system and to support our application for marketing approval using the data from our clinical studies from FUROSCIX administered via the sc2Wear Infusor and the B. Braun Pump, data from human factors studies using the SmartDose delivery system and full device validation, verification and stability data in the new Crystal Zenith® cartridge.

Pharmacokinetic/Pharmacodynamic (PK/PD) Study

We conducted a pivotal, randomized, open-label crossover study from April to September 2015 to assess the relative bioavailability of our novel formulation of furosemide and IV furosemide in 17 patients with heart failure who were experiencing decompensation. In this study, FUROSCIX was delivered subcutaneously via the B. Braun Pump. This study also evaluated diuresis and the excretion of sodium over eight hours and 24 hours post-dosing as the pharmacodynamic endpoints.

Treatment arms

In this study, our reference treatment was IV furosemide with two bolus injections of 40 mg dosed over two minutes, two hours apart. Our test treatment was FUROSCIX with 80 mg infused subcutaneously, with 30 mg over the first hour followed by 12.5 mg per hour over the subsequent four hours.

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

In this study, FUROSCIX was subcutaneously administered using the sc2Wear Infusor with a preset dosage of 30 mg of FUROSCIX over the first hour, followed by 12.5 mg per hour for the subsequent four hours.

The primary endpoint of this study was defined as the absence of major product failures and free from major system-related failures of the sc2Wear Infusor leading to an under-infusion of 80 mg + 10% with performance criteria of 95% passage rate with 95% confidence interval. The device that was evaluated in this study, the sc2Wear Infusor, is no longer being developed as the device constituent to administer FUROSCIX. However, the drug constituent is the same, albeit in a new-container closure system.

In the 67 subjects in the MITT population that completed the 5-hour infusion, 63 (94%), with confidence intervals of 85% to 98%, were free from major system-related failure. All four failures in the MITT population were a result of an under delivery of the intended dose, and the study failed to achieve the prespecified acceptance criteria.  Unrecognized, under filling of the device resulted in 75% major product failure resulting in drug under delivery. In a post-hoc analysis, when the sc2Wear Infusor was adequately filled, the specified dose was delivered in 63/64, with a 98% success rate with confidence intervals of 92% ‑ 100% of the infusions. One product failure was determined to be due to a dispensing failure, which resulted in the delivery of 67 mg of furosemide instead of the 72 mg minimum dose specification.

Throughout the study, the subjects reported pain using an 11-point numeric rating scale ranging from 0 (no pain) to 10 (worst pain imaginable). The average maximum pain experienced during device wear was 0.7, with a maximum of 5. All but three subjects completing the 5-hour infusion reported an overall maximum pain score of 3 or less.

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

Our conclusions were that in patients with heart failure, the sc2Wear Infusor remained attached to the body for 5-hour wear, was well tolerated, had high patient acceptance and delivered a therapeutic dose of the diuretic.  However, the primary endpoint of successful dose delivery was not achieved.

We discussed this data with the FDA at a pre-NDA meeting, held on June 1, 2017. Although the PDCV study did not meet the prespecified endpoint, the FDA requested that our NDA submission include an assessment of the data generated from all of our studies. In addition, the FDA requested that a high-level safety assurance case be submitted just prior to the NDA submission and that certain updated risk analyses be submitted concurrently with our NDA. The NDA was filed on August 23, 2017 and we received a CRL on June 11, 2018. A Type A/End of Review, EOR, meeting between us and the Division of Cardiovascular and Renal Products was held on September 24, 2018 and a Type C meeting was held on January 9, 2019 to understand the requirements to support approval of our combination product. We explored multiple design modifications to the original device constituent but determined they would not be sufficient to meet the FDA’s requirements for approval. Accordingly, we proposed a different device constituent, the SmartDose drug delivery system, which includes certain device features that address issues noted in the CRL (e.g. prefilled cartridge, less variable dose delivery performance, dose delivery notification and fault notification including in the case of an occlusion). With the new device constituent of the combination product, there is no change in drug formulation, delivery rate, delivery profile, dose or intended method of application, or user environment.

Post-Hoc Comparative Analysis to Bridge the Pharmacokinetics from the PK/PD Study and Plasma Concentrations from the PDCV Study

The B. Braun Pump was used for subcutaneous administration of our subcutaneous formulation of furosemide in the PK/PD study and the sc2Wear Infusor was used to administer our subcutaneous formulation of furosemide in the PDCV study. Both studies delivered FUROSCIX as a subcutaneous infusion whereby 30 mg were administered over the first hour followed by 12.5 mg per hour over the subsequent four hours. Mean furosemide concentrations and the representative 95% confidence intervals obtained during the five-hour infusion from the two studies are represented in the figure below:

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

Based on a pharmacokinetic bridging analysis conducted between the PK/PD and PDCV studies, comparable furosemide systemic exposures and subsequently comparable diuresis would be expected to be achieved when FUROSCIX is administered via an on-body subcutaneous delivery system.

At the Type C Guidance Meeting held on June 18, 2019, the FDA confirmed that we are not required to conduct additional clinical safety, efficacy, or pharmacology studies to support the resubmission of the NDA for FUROSCIX incorporating the SmartDose drug delivery system.

Human Factors Summary

We conducted a human factors validation study for the next generation device from October 21, 2019 to November 14, 2019. The study included 60 subjects made up of 30 heart failure patients, 15 caregivers and 15 healthcare practitioners (HCPs).  Half of the patients were trained, while the remaining patients, all caregivers and all HCPs were untrained.

Participants performed extremely well across all user groups and training conditions. All participants but one successfully setup and started the infusion without experiencing any use errors related to critical tasks which would delay dosing or harm the patient.

All participants successfully noticed, identified, and articulated how to respond to an alarm experienced during an infusion without any use errors.

All participants successfully allowed the infusion to carry out, noticed when it completed and performed all steps required to remove and dispose of the on-body infusor without any use errors.

Overall, the study, which was designed to measure eight observational use metrics, across 900 tasks including during setup, starting of the infusion, responding to the on-body infusor alarm and finishing the procedure after the infusion demonstrated a user success rate of 99%.

Participants also performed well during the knowledge and reading comprehension tasks. Thirty-seven knowledge and comprehension tasks related to critical information were evaluated. Overall, across all 2,220 knowledge and comprehension tasks, participants experienced a user success rate of over 99.5%.

Based on the results from the human factors program that culminated with this validation study, we conclude the following:

•

The FUROSCIX On-Body Infusor and Instructions for Use (IFU) have been successfully validated with the intended user populations (congestive heart failure (CHF) patients, family caregivers, and HCPs) and use cases.

•

The validation results demonstrate that the FUROSCIX On-Body Infusor and IFU can be safely and effectively used and that performance of critical tasks will not result in patterns of preventable use errors.

•	After two suggested minor edits to the IFU, all use-related risks for the commercial product will either (a) have been eliminated or (b) consist of acceptable residual risks that cannot be mitigated.

We will continue to explore, evaluate and improve the safe and effective use of FUROSCIX.

Investigator Sponsored Studies

We intend to support investigator sponsored studies post-approval and to initiate Phase 4 studies with FUROSCIX, incorporating the SmartDose drug delivery system, to evaluate the efficacy, safety, patient acceptance and health economic outcomes.

Commercialization

If we successfully obtain regulatory approval, we plan to commercialize FUROSCIX in the United States by building and utilizing our own commercial infrastructure. We currently intend to focus our commercial efforts on the United States market, which we believe represents the largest market opportunity for FUROSCIX. In addition, we plan to seek collaborations with third-party partners outside of the United States to distribute our products in foreign markets, if approved by the relevant foreign regulatory authorities.

If approved, we believe that we can effectively commercialize FUROSCIX in the United States with an initial specialty sales force of approximately 35-40 representatives. We intend to initially pursue a highly-concentrated target market, which consists of 400 hospitals, associated clinics and office-based practices that, collectively account for 40% of all IV furosemide administered to heart failure patients based on current IMS Drug Distribution Data. We also plan to target the top ten Medicare Part D plans, which cover 80% of Medicare Part D patients. We conducted payer research on 14 payers, representing 22 to 29 million total Medicare lives. We found that reducing readmissions, increasing patient comfort were ranked as important potential attributes of FUROSCIX by the health plans and pharmacy benefit managers that were surveyed.

We intend to build a highly concentrated commercial infrastructure focused on distribution, promotion and customer support to healthcare providers in our key hospital targets and in office-based practices. Our target call points within these hospitals and practices will include heart failure specialists, cardiologists, hospitalists, emergency room doctors and heart failure nurse practitioners. To date, our market research with 309 healthcare professionals has indicated that 93% of our target prescribers would adopt FUROSCIX, if approved, with 80% intending to adopt FUROSCIX in the first six months of product availability. Furthermore, within the prescriber group of heart failure specialists, cardiologists and nurse practitioners that we intend to target at launch, the intent to adopt is 93%, 96% and 94%, respectively, and 89%, 88% and 86%, respectively, of those prescribers intend to adopt in the first six months of product availability. Based on our market research, healthcare professionals perceive the top potential advantages of FUROSCIX, if approved, as the ability to treat in the home setting, prevention of hospitalization, and avoidance of IV placement, while the lowest perceived barriers to adoption identified in the survey were the preference to monitor in a hospital setting, sufficiency of current medications and hospital guidelines or protocols. In addition, based on a last two patient exercise conducted in our quantitative market research with healthcare professionals, when given the option to change their prior treatment choice to FUROSCIX, if approved, 65% of healthcare practitioners in a clinic setting and 40% in a hospital setting responded that they would prescribe our product candidate. We expect to supplement our sales force with representatives in the medical science, nursing and reimbursement fields to support the proper training and utilization of FUROSCIX.

As part of our commercialization strategy, we plan to educate hospitals, healthcare practitioners, patients and caregivers of the benefits of FUROSCIX and its proper use. We plan to work with national associations, such as the Heart Failure Society of America (HFSA) and the American Association of Heart Failure Nurses (AAHFN), hospital networks and individual hospitals to update treatment and issue guidelines to include subcutaneous furosemide in treatment plans. These guidelines are intended to provide information to hospitals and healthcare practitioners regarding treatment of heart failure patients with subcutaneous furosemide.

Patients with heart failure could receive FUROSCIX at the initial worsening signs and symptoms when the response to oral diuretics is not adequate.  In addition, patients could receive FUROSCIX after discharge, if they still are exhibiting some signs and symptoms of congestion despite their oral diuretic regimen.

We expect to package FUROSCIX, if approved, as individual, single use only on-body infusor kits. In April 2016, we held a meeting with the Centers for Medicare and Medicaid Services, or CMS, at which CMS stated that coverage and reimbursement of FUROSCIX may be available under Medicare Part D as a transition of care drug.

By educating patients on the proper use of FUROSCIX shortly after discharge followed by a face-to-face visit, health care professionals can ensure proper training, initiate treatment at the point of care, and ensure that patients can receive additional days of treatment in the home setting.

Our Pipeline Programs

Beyond our initial focus on heart failure, our strategy is to identify and develop additional product candidates where, if approved, could provide effective and convenient subcutaneous therapy that may benefit patients, caregivers and payers.

•

FUROSCIX: FUROSCIX is a proprietary furosemide formulation that is buffered to a neutral pH to enable subcutaneous administration via a proprietary wearable, pre-programmed on-body delivery system, based on the SmartDose drug delivery system. It is under development for the treatment of congestion due to volume overload in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. We plan to resubmit the NDA for FUROSCIX by mid-year 2020.
•

scCeftriaxone: We have filed an investigational new drug application, or IND, for scCeftriaxone, an antibiotic currently used intravenously for the treatment of infections caused by gram-positive and gram-negative organisms. To date, we have completed a PK study for scCeftriaxone.

•	scCarbapenem: We have completed several IND-enabling studies for our scCarbapenem program, an antibiotic currently used intravenously for the treatment of infections caused by gram-negative organisms.

Ceftriaxone

Many patients with an infection requiring IV antibiotics are admitted to the hospital, and a portion of these patients will require subsequent outpatient treatment with IV administration requiring insertion of a PICC line catheter. Ceftriaxone is a parenteral antibiotic commonly used to treat various types of infections, including pneumonia, bone and joint infections, blood stream infections, urinary tract infections and Lyme Disease. According to 2015 data from Arlington Medical Resources, ceftriaxone is the second most utilized antibiotic in the hospital setting and second most utilized IV antibiotic at hospital discharge. Based on Option Care data from August 2016, ceftriaxone represents the largest segment of antibiotics prescribed in the outpatient setting, accounting for 19% of all outpatient prescriptions. Each year, there are approximately 15 million outpatient days of ceftriaxone therapy in the United States based on IMS Health data, with 50% of outpatient ceftriaxone administered to Medicare patients who do not have coverage for home infusion services and frequently must drive to a hospital clinic, emergency room or physician’s office or be admitted to a skilled nursing facility or hospital to receive IV antibiotics. Subcutaneous antibiotics, including ceftriaxone, have the potential to reduce the length of hospital stay by facilitating transition of care and eliminating the risks of complications from long term IV catheters. Such antibiotics could also enhance convenience and independence of patients and caregivers and potentially reduce the economic burden to payers, particularly in Medicare, by reducing payments for outpatient infusion services.

After the submission of the IND we conducted a randomized, partially blinded crossover study of 18 patients to evaluate the PK and bioavailability of a commercial formulation of ceftriaxone administered subcutaneously as compared to IV administration. In this study, we observed that the bioavailability of subcutaneous ceftriaxone was 108% of that of IV ceftriaxone. In a PD model based on subcutaneous pharmacokinetics observed in this study, the T>MIC for the first 24 hours for the ceftriaxone 1-gram subcutaneous infusion was observed to be not inferior to the 1-gram IV infusion (98.5% vs 100%). The most common adverse event observed with subcutaneous ceftriaxone administration was pain, with a median pain score of two on a scale of zero to ten (with zero being no pain and ten being the worst possible pain). There were no serious adverse events reported in this study.

We intend to identify a suitable on-body delivery system for the administration of ceftriaxone subcutaneously, conduct additional studies to evaluate optimal delivery for ceftriaxone and to evaluate the skin safety of subcutaneous administration of ceftriaxone.

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

Our FUROSCIX On-Body Infusor

The FUROSCIX On-Body Infusor is a drug-device combination product consisting of FUROSCIX (furosemide injection, 80 mg per 10 mL), a novel, pH neutral furosemide formulation optimized for subcutaneous administration and contained in a prefilled, Crystal Zenith® (CZ) cartridge, and a proprietary wearable, pre-programmed on-body delivery system, the FUROSCIX On-Body Infusor, based on the SmartDose drug delivery system. The FUROSCIX On-Body Infusor is applied to the abdomen via a medical grade adhesive and delivers a subcutaneous infusion of FUROSCIX through a pre-programmed, biphasic delivery profile over 5 hours.

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

Furosemide 8 mg/mL formulation

As of February 1, 2020, we own a patent family directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating congestion, hypertension and heart failure using the formulation of furosemide. This patent family includes U.S. Patent No. 9,884,039, directed to methods of treatment, U.S. Patent No. 10,272,064 directed to liquid pharmaceutical formulations, one pending U.S. patent application directed to methods of treatment and pharmaceutical formulations, one granted patent in each of China and Japan, one pending patent application in each of Canada, Europe and Japan, and three granted patents and seven pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2034, excluding any additional term in the United States for patent term adjustment. U.S. Patent Nos. 9,884,039 and 10,272,064 are scheduled to expire in April 2034.

Other furosemide formulations

As of February 1, 2020, we also own an international patent application filed under the Patent Cooperation Treaty (PCT) directed to compositions of matter of liquid pharmaceutical formulations containing an increased concentration of furosemide and methods of treating congestion, fluid overload, or hypertension using these formulations of furosemide. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. If we continue to pursue patent protection and file one or more patent applications with respect to our international PCT patent application, and if any patents issue based on the international PCT application, we expect such patents, if issued, to expire in 2040.

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

Other intellectual property rights

We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own trademark registrations in the U.S. and E.U. for the marks SCPHARMACEUTICALS and FUROSCIX.

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

Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we plan to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the Infusor component of FUROSCIX, but this could change during the course of its review of any marketing application that we may submit. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

•	submission to the FDA of an NDA which, for a combination product like FUROSCIX, is expected to include information and data regarding the drug delivery device technology;
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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA typically makes a decision on accepting an NDA for filing within 60 days of receipt. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA’s goal to complete its substantive review of a standard NDA and respond to the applicant is ten months from the receipt of the NDA. The FDA does not always meet its PDUFA goal dates, and the review process is often extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. During its review, the FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of the FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the NDA or 505(b)(2) application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulations, or QSRs, applicable to medical devices.

Drug-device combination products present unique challenges for competitors seeking approval of Abbreviated New Drug Applications, or ANDA, for generic versions of combination products. Generally, the FDA reviews both the drug and device constituents of a proposed generic product to determine whether it is the same as the innovator product, including whether the basic design and operating principles of the device component are the same and whether minor differences require significant differences in labeling for safe and effective use. If the FDA determines that the device component of the proposed generic product is not the same in terms of performance and critical design, or that the labeling is not the same, it generally will not approve the ANDA. Likewise, if the FDA determines that certain clinical studies, such as clinical usability or human factors studies, are necessary to demonstrate the safety and/or effectiveness of the device component, the FDA generally will not accept or approve an ANDA for a combination product and will instead require the submission of a full NDA or 505(b)(2) application.

Post-Marketing Requirements

Any products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events with the product, providing the regulatory authorities with updated safety and efficacy information, and product sampling and distribution requirements in accordance with the Prescription Drug Marketing Act, a part of the FDCA. Moreover, each component of a combination product retains its regulatory status (as a drug or device, for example) and is subject to the requirements established by the FDA for that type of component. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion and advertising, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. In addition, a pharmaceutical company must comply with restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers and their agents may not market or promote such off-label uses or provide off-label information in the promotion of drug products that is not consistent with the approved labeling for those products. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to corrective advertising in addition to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that combination products be manufactured in specific approved facilities and in accordance with cGMPs applicable to drugs and devices, including certain QSR requirements. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development and impact approved products already on the market.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Alternatively, orphan drug designation may be available if the disease or the condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications, including 505(b)(2) applications. The FDA provides three years of marketing exclusivity for an NDA (including a 505(b)(2) application), or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity is typically awarded to innovative changes to a previously-approved drug product, such as new indications, dosage forms or strengths. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving applications for drugs that do not have the innovative change, such as generic copies of the original, unmodified drug product. Three-year exclusivity blocks approval of 505(b)(2) applications and ANDAs but will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including exclusivity attaching to certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection and patent terms, may be granted based on the voluntary completion within certain timeframes of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

European Orphan Designation and Exclusivity

In the European Union, the European Medicines Agency’s, or EMA’s, Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that affect not more than five in 10,000 persons in the European Union Community, or when, without incentives, it is unlikely that sales of such products in the European Union would be sufficient to justify the necessary investment in developing the products. Additionally, orphan drug designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized (or the product would be a significant benefit to those affected).

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

Other Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws, each as amended, as applicable:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties statute;

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

•

the federal transparency requirements under the Affordable Care Act, or ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

Neither the U.S. government nor the U.S. courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom received stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including, without limitation, the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our drug candidates outside the United States will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

As of December 31, 2019, we had 17 employees, including four in research and development, six in clinical and medical affairs, regulatory affairs and quality assurance and seven in finance, general administrative and executive administration, of which 15 were full-time employees and two of which were part- time employees.  None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $29.4 million and $33.0 million for the years ended December 31, 2018 and 2019, respectively. In addition, our accumulated deficit as of December 31, 2019 was $129.5 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of our lead product candidate, FUROSCIX, if approved.

We anticipate that our expenses will increase substantially if and as we:

•	pursue regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;
•	establish sales, marketing, distribution and other commercial infrastructure and manufacture commercial inventory in anticipation of the potential regulatory approval of FUROSCIX;
•	initiate and continue research, preclinical and clinical development efforts for FUROSCIX and any additional or future product candidates, including subcutaneous ceftriaxone;
•	seek to identify additional product candidates;
•	seek regulatory and marketing approvals for other product candidates that successfully complete clinical trials;
•	manufacture larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from FUROSCIX, and we do not know when, or if, we will generate any revenue. There can be no guarantee that the FDA will accept our resubmitted NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system or approve FUROSCIX in a timely fashion, if at all.

We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, FUROSCIX. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	resubmit an NDA for FUROSCIX incorporating the SmartDose drug delivery system;
•	obtain marketing approval for FUROSCIX;
•	set an acceptable price for FUROSCIX, if approved;
•	obtain commercial quantities of FUROSCIX, if FUROSCIX is approved, at acceptable cost levels;
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

Developing our product programs is a time-consuming, expensive and uncertain process that takes years to complete. We filed an NDA for FUROSCIX to be administered via the sc2Wear Infusor with the FDA in August 2017. In February 2019 we discontinued our use of the sc2Wear Infusor and refocused our development of FUROSCIX to incorporate the next generation SmartDose drug delivery system. Resubmitting an NDA, and our ability to obtain regulatory approval, for FUROSCIX incorporating the SmartDose drug delivery system may require significant capital for the preparation and presentation of data related to the SmartDose drug delivery system. In addition, if FUROSCIX or any of our other product candidates are approved, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to continue to use our existing unrestricted cash primarily for development activities related to the advancement of FUROSCIX, pre-commercial planning and commercialization of FUROSCIX, if approved, automation necessary to increase capacity for our delivery technology, research and development, including for our infectious diseases program and for working capital and other general corporate purposes. We will be required to expend significant funds in order to commercialize FUROSCIX, as well as other product candidates we may seek to develop. In any event, our existing unrestricted cash may not be sufficient to fund all of the efforts that we plan to undertake, including the development of any of our product candidates. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the time and expense required to resubmit an NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system;
•	the outcome, timing and costs of completing development and seeking regulatory approvals for FUROSCIX and other product candidates that we may develop;
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

We commenced operations in 2013. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials for our product candidates. We submitted a new drug application, or NDA, for FUROSCIX incorporating the sc2Wear Infusor in August 2017. The FDA notified us in October 2017 that it had accepted our NDA for review. On June 11, 2018 we received a CRL from the FDA, which indicated that, among other things, certain device modifications to the sc2Wear Infusor were required.  We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019. Based on the outcome of our interactions with the FDA, we have transitioned to the SmartDose drug delivery system. Based on the outcome of our Type C meeting with the FDA on June 18, 2019, we will not have to conduct additional clinical safety, efficacy, or pharmacology studies as part of the resubmitted NDA for FUROSCIX. We plan to resubmit the NDA for FUROSCIX incorporating the SmartDose drug delivery system by mid-year 2020.

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

In September 2019, we restructured our loan and security agreement with Solar Capital Ltd. and Silicon Valley Bank, providing for term loans of $20.0 million. All obligations under our secured loan are secured by substantially all of our existing property and assets (including our intellectual property assets), subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

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

In connection with our decision to discontinue use of the sc2Wear Infusor and refocus our development efforts on FUROSCIX incorporating the next generation SmartDose drug delivery system, we eliminated our partnership with Sensile and other third parties, including contract manufacturers of the first generation device. Any disputes with such third parties that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts. If we fail to resolve these disputes quickly and on favorable terms, our business, results of operations, and financial condition may be harmed.

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

We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. In June 2018 we received a CRL from the FDA with respect to the NDA that we previously submitted in August 2017. The CRL indicated that, among other things, certain device modifications to the sc2Wear Infusor were required. We conducted a post-action meeting with the FDA on September 24, 2018 and a Type C meeting with the FDA on January 9, 2019. Based on the outcome of our interactions with the FDA, we have transitioned to the SmartDose drug delivery system. After conducting a Type C meeting with the FDA on June 18, 2019, we plan to resubmit the NDA for FUROSCIX incorporating the SmartDose drug delivery system by mid-year 2020.

There can be no assurance that the FDA will approve FUROSCIX and, unless it obtains regulatory approval, it may never be commercialized. Satisfaction of regulatory requirements can be protracted, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. For example, FUROSCIX is considered to be a drug-device combination product by the FDA, and its NDA thus will require review and coordination by the FDA’s drug and device centers prior to approval. We cannot predict whether we will obtain regulatory approval to commercialize FUROSCIX or any of our other product candidates, and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. Any further delay or setback in the regulatory approval or commercialization of any of these product candidates will adversely affect our business.

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

•	could determine that additional clinical, human factors or other studies are required to evaluate FUROSCIX incorporating the next generation SmartDose drug delivery system;
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

To date, most patients who have been evaluated in studies of our product candidates have been treated with versions of our product candidates incorporating the sc2Wear Infusor. As of February 2019, we have discontinued use of the sc2Wear Infusor in our product candidates and have pivoted to incorporate the next generation SmartDose drug delivery system. We plan to resubmit the NDA for FUROSCIX to reflect our transition to the SmartDose drug delivery system by mid-year 2020. If we are required to conduct additional testing or additional clinical studies, in addition to the summative human factors validation study completed in December 2019 and the ongoing device validation and drug stability testing, it could adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

All completed and ongoing studies are registered at www.clinicaltrials.gov. To the extent the results of these or other investigator-sponsored trials are inconsistent with, or different from, the results of our company-sponsored trials or raise concerns regarding FUROSCIX, the FDA or a foreign regulatory authority may question the results of the company-sponsored trials or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of FUROSCIX.

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

We are pursuing a regulatory pathway pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, for the approval of FUROSCIX, which allows us to rely on existing clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could refuse to file our NDA submissions, request additional information before accepting our submissions for filing or require additional information to sufficiently demonstrate safety and efficacy to support approval.

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

Beyond FUROSCIX, we intend to leverage the sales and marketing capabilities that we establish for FUROSCIX to commercialize additional product candidates, if approved by the FDA, in the United States. If we are unable to do so for any reason, we would need to expend additional resources to establish commercialization capabilities for those product candidates, if approved.

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

While we believe FUROSCIX can be self-administered by patients, caregivers and healthcare practitioners in a clinic and home environment, we cannot control the successful use of the product by patients, caregivers and healthcare professionals. We make use of packaging and instructions for use to provide guidance to users of FUROSCIX, but we cannot ensure that the product will be used properly.

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

We face and will continue to face competition from other companies in the pharmaceutical and medical device industries. We believe our technology and approach of developing proprietary formulations of medicines to be delivered subcutaneously will compete with the efforts of other companies seeking to develop similar therapies. These and other pharmaceutical companies are applying significant resources and expertise to the challenges of drug delivery. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

The FDA or the EMA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our products for which we, or they, receive marketing approval in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our product candidates are the following:

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. The effects of this gap in reimbursement on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA -mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well.  While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2025. These reductions were extended through 2027 under the BBA. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers (including hospitals and cancer treatment centers), and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot be sure whether additional legislative changes will be enacted or what the impact of such changes on the marketing approvals of FUROSCIX, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent labeling and post-marketing testing and other requirements.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom received stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

•	failure of our third-party contractors, such as CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;
•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;
•	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;
•	the FDA requiring alterations to any of our study designs, our nonclinical strategy or our manufacturing plans;
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

Our lead product candidate, FUROSCIX, is a drug-device combination product that will be regulated under the drug regulations of the FDA based on its primary mode of action as a drug. Third-party manufacturers may not be able to comply with the regulatory requirements, known as current good manufacturing practice, or cGMP, applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

We do not independently conduct clinical trials of any of our product candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

Even if they are unchallenged, our owned and licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our or our licensors’ patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of our patent protection or license rights. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Similar risks would apply to any patents or patent applications that we may own or in-license in the future.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party preissuance submission of prior art to the USPTO or to other patent offices around the world.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection and trade secret protection for the use, formulation and structure of our product candidates, the methods used to manufacture them, the related therapeutic targets and associated methods of treatment as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. In these adversarial actions, the USPTO reviews patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and uses a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in litigation in a U.S. federal court. If any of our or our licensors’ patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent rights to us.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, formulations, methods of manufacturing compounds and/or formulations, and/or methods of use for the treatment of the disease indications for which we are developing our product candidates. If any third-party patents or patent applications are found to cover our product candidates or their methods of use or manufacture, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including interference and post-grant proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our product candidates. We cannot guarantee that any of our patent analyses including, but not limited to, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

As of December 31, 2019, we had 17 full-time or part-time employees. Our focus on the development of FUROSCIX has required us to optimize cash utilization and to manage and operate our business in a lean manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to commercialize FUROSCIX or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Any of our personnel may terminate their employment at will. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Departed personnel have sought to compete with us historically and may continue to do so in the future. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

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

COVID-19 may materially and adversely affect our business and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19 could adversely impact our device validation, drug stability testing and other operations, including our ability to recruit and retain patients, principal investigators, site staff, caregivers and healthcare providers as necessary. For instance, the COVID-19 outbreak may negatively affect the operations of third-party suppliers or contract research organizations that we rely upon to carry out our device validation, drug stability testing and clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. Furthermore, COVID-19 may delay enrollment in any future clinical trials due to prioritization of hospital resources toward the outbreak and restrictions in travel. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Any negative impact COVID-19 has to patient enrollment or treatment or the timing and execution of our device validation and drug stability testing could cause us to delay the planned resubmission of the FUROSCIX NDA with the Smart Dose drug delivery system, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely.  We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2038, and $18.9 million, which may be carried forward indefinitely. At December 31, 2019, the Company had available state net operating loss carryforwards of $33.5 million, which expire at various dates through 2039 and $0.1 million, which may be carried forward indefinitely. If not utilized, the net operating loss carryforwards will expire. At December 31, 2019, we had federal and state research and development tax credit carryforwards of $2.0 million and $0.5 million, respectively. If not utilized, the research and development credits expire at various dates through 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Based upon shares outstanding as of December 31, 2019, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 79.2% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of March 23, 2020, there were 29 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The selected statements of operations data for the years ended December 31, 2018 and 2019 and the balance sheet data as of December 31, 2018 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

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

	YEAR ENDED DECEMBER 31,
(in thousands, except share and per share data)	2018	2019
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$15,948	$24,632
General and administrative	13,719	8,273
Total operating expenses	29,667	32,905
Loss from operations	(29,667)	(32,905)
Interest income (expense), net	280	(107)
Other (expense) income, net	(56)	16
Net loss and comprehensive loss	$(29,443)	$(32,996)
Net loss per share, basic and diluted (1)	$(1.59)	$(1.77)
Weighted-average common shares outstanding, basic and diluted (1)	18,556,126	18,600,718
(1)	See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share.

	AS OF DECEMBER 31,
(in thousands)	2018	2019
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash (1)	$89,660	$72,806
Working capital (2)	85,220	70,410
Total assets	93,755	77,283
Term loan	9,637	18,915
Accumulated deficit	(96,459)	(129,455)
Total stockholders’ equity	78,744	51,365

(1)	Includes $182,000 of restricted cash related to a letter of credit issued as a security deposit in connection with our office lease in Burlington, Massachusetts.
(2)	We define working capital as current assets less current liabilities.

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

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advances the quality and convenience of care. Our lead product candidate, FUROSCIX, consists of our novel formulation of furosemide delivered subcutaneously via an on-body infusor and is under development for treatment of congestion in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization.

We filed a new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, in August 2017. On June 11, 2018 we received a Complete Response Letter, or CRL, from the FDA for our NDA, which indicated that, among other things, certain device modifications to our infusor were required.  Based on our interactions with the FDA, which required clarification on an additional dose validation study and device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device. Our next generation device is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose drug delivery system. We held a Type C meeting with the FDA on June 18, 2019 and based on the results of that meeting we anticipate resubmission of the FUROSCIX NDA with the SmartDose drug delivery system by mid-year 2020.

Since our inception in February 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, planning for commercialization, and conducting discovery, research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. From inception through December 31, 2019, we had received net cash proceeds of $92.7 million from our initial public offering in November 2017, net cash proceeds of $56.7 million from sales of our preferred stock, net cash proceeds of $18.8 million from borrowings under our term loan, net cash proceeds of $13.5 million from sales of convertible notes and net cash proceeds of $4.0 million from the sale of common stock in our 2019 at-the-market offering.

For the years ended December 31, 2018 and 2019, our net losses were $29.4 million and $33.0 million, respectively. We have not been profitable since inception, and as of December 31, 2019, our accumulated deficit was $129.5 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

We expense R&D costs as incurred. Given the emphasis to date on our lead product candidate FUROSCIX, our R&D expenses have not been allocated on a program-specific basis. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies. We anticipate that our expenses will increase significantly as we:

•	pursue regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;
•	continue to advance our pipeline programs beyond FUROSCIX; including ceftriaxone;
•	continue our current research and development activity;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, clinical and scientific personnel.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2018 and 2019

The following table summarizes our results of operations for the years ended December 31, 2018 and 2019 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
(in thousands)	2018	2019	(DECREASE)
Operating expenses:
Research and development	$15,948	$24,632	$8,684
General and administrative	13,719	8,273	(5,446)
Total operating expenses	29,667	32,905	3,238
Loss from operations	(29,667)	(32,905)	3,238
Other (expense) income	(56)	16	72
Interest income	1,712	1,660	(52)
Interest expense	(1,432)	(1,767)	335
Net loss	$(29,443)	$(32,996)	$3,553

Research and development expenses. R&D expenses increased $8.7 million to $24.6 million during the year ended December 31, 2019, compared to $15.9 million during the year ended December 31, 2018. This increase was primarily attributable to a $5.3 million increase in device development costs, a $5.0 million increase in pharmaceutical development costs, $1.7 million in unrecoverable component costs related to the sc2Wear Infusor, and a $0.8 million increase in severance costs. The increase was partially offset by a $2.0 million decrease in employee-related costs, a $1.5 million decrease in supplies and contract services for clinical and medical affairs, a $0.4 million decrease in quality and regulatory consulting and a $0.1 million decrease in facility costs.

General and administrative expenses. G&A expenses decreased $5.4 million to $8.3 million during the year ended December 31, 2019, compared to $13.7 million during the year ended December 31, 2018. This decrease was primarily attributable to a $2.9 million decrease in employee-related costs, a $2.0 million decrease in costs related to commercial preparation, a $0.3 million decrease in severance costs and a $0.4 million decrease in legal and professional service costs. The decrease was partially offset by an increase of $0.2 million in public company costs primarily related to directors & officers insurance.

Other (expense) income. Other income increased $72,000 to $16,000 in other income during the year ended December 31, 2019, compared to expense of $56,000 during the year ended December 31, 2018. This increase was primarily attributable to foreign exchange gains due to foreign currency fluctuations.

Interest income. Interest income decreased $52,000 to $1.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily attributable to lower cash balances during the year ended December 31, 2019.

Interest expense. Interest expense increased $0.3 million from the year ended December 31, 2018 to $1.8 million during the year ended December 31, 2019. This increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank which increased the principal from $10.0 million to $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through December 31, 2019 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. From inception through December 31, 2019, we had received net cash proceeds of $92.7 million from our initial public offering in November 2017, net cash proceeds of $56.7 million from sales of our preferred stock, net cash proceeds of $18.8 million from borrowings under our term loan, net cash proceeds of $13.5 million from sales of convertible notes and net cash proceeds of $4.0 million from the sale of common stock in our at-the-market offering.  As of December 31, 2019, we had cash, cash equivalents and restricted cash of $72.8 million.

We expect to incur substantial additional expenditures in the next 12 months to support our ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund these operations through at least the next 12 months from the date of this annual report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the time and expense required to resubmit the NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system;
•	the potential FDA approval of FUROSCIX;
•	the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing FUROSCIX, if approved;
•	the revenue generated by sales of FUROSCIX, if approved and other products that may be approved;
•	the pricing and reimbursement of FUROSCIX, if approved, and of other product candidates that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
•	the emergence of competing or complementary technological developments;
•	the extent to which FUROSCIX, if approved, is adopted by the healthcare community;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent and scope of our general and administrative expenses.

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

Loan and Security Agreement

In May 2017, we entered into a $10.0 million loan and security agreement, or the 2017 Loan Agreement, with Solar Capital Ltd. and Silicon Valley Bank (the Lenders). In November 2018, December 2018 and May 2019, we entered into the First Amendment to the Loan and Security Agreement, the Second Amendment to the Loan and Security Agreement and the Third Amendment to the Loan and Security Agreement, respectively (collectively, the Amendments). Upon execution of the First Amendment to the Loan and Security Agreement and the Third Amendment to the Loan and Security Agreement, we paid the Lenders Amendment Fees of $35,000 and $30,000 respectively.  Additional fees incurred by the Lenders for the Amendments, totaling $40,000, were paid subsequent to the execution of such Amendments.

The interest rate under the 2017 Loan Agreement was LIBOR plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement extended the interest-only period through May 2019. The Third Amendment to the Loan and Security Agreement extended the interest-only period through August 2019, with the ability to further extend the interest-only period to November 2019. Pursuant to the 2017 Loan Agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.

The 2017 Loan Agreement allowed us to voluntarily prepay all, but not less than all, of the outstanding principal at any time with a prepayment premium of 1% of the outstanding principal. The 2017 Loan Agreement included a final payment fee of $250,000 upon the earlier of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the year ended December 31, 2019, the Company recorded $80,000 related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

In September 2019, we restructured the 2017 Loan Agreement and entered into the 2019 Loan Agreement, which provided for a $20.0 million term loan with the Lenders. The restructured four-year term loan facility allowed for an expansion of the 2017 Loan Agreement. Some of the proceeds from the 2019 Loan Agreement were used to pay off the 2017 Loan Agreement, including the final fee of $325,000. The 2019 Loan Agreement extends the term of the credit facility until September 17, 2023.

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at December 31, 2019 was 10.18%. Pursuant to the 2019 Loan Agreement, we provided a first priority security interest in substantially all of our assets, including intellectual property, subject to certain exceptions.

As of December 31, 2019, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the year ended December 31, 2019, we recorded $169,000 and $90,000 related to the amortization of debt discount associated with the 2017 Loan Agreement and the 2019 Loan Agreement, respectively.

Similar to the 2017 Loan Agreement, the 2019 Loan Agreement allows us to voluntarily prepay all, but not less than all, of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the year ended December 31, 2019, we recorded $46,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

In an event of default under the 2019 Loan Agreement, the interest rate will be increased by 5% and the balance under the loan may become immediately due and payable at the option of the lenders.

We entered into an exit fee agreement with the Lenders in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the Lenders upon the occurrence of an exit event, as defined in the agreement.

The 2019 Loan Agreement includes restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with affiliates, create liens, sell assets or pay subordinated debt.

At-the-Market Issuance Sales Agreement

On August 23, 2019, we entered into an Open Market Sale AgreementSM, (the ATM Agreement), with Jefferies LLC, Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, or (the ATM Shares), up to an aggregate amount of $15.0 million through Jefferies as its sales agent. The offering and sale of ATM Shares by us under the ATM Agreement will be and is being made pursuant to our shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (Registration Statement No. 333-229120).

Subject to the terms and conditions of the ATM Agreement, Jefferies will use its commercially reasonable efforts to sell the ATM Shares, based upon instructions from us, consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such ATM Shares.

During the year ended December 31, 2019, we sold a total of 827,525 ATM Shares under the ATM Agreement at an average gross selling price of $5.19 per share for proceeds of $4.2 million, net of commissions.

We incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program. We charged $54,000 of these costs against additional paid in capital upon issuance of shares during the year ended December 31, 2019.

In the period beginning January 1, 2020 through the date of this Annual Report on Form 10-K, we issued and sold an additional 1,502,892 shares of our common stock under the ATM program, resulting in our receipt of $10.4 million in net proceeds.  With the shares sold in 2020, the ATM program is complete.

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(28,812)	$(30,442)
Financing activities	(8)	13,588
Net decrease in cash, cash equivalents and restricted cash	$(28,820)	$(16,854)

Net Cash Used in Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $30.4 million, consisting primarily of a net loss of $33.0 million. This was offset by $0.4 million increase in net operating liabilities and non-cash charges of $2.2 million. The non-cash charges primarily consisted of depreciation, stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2017 and 2019 Loan Agreements.

During the year ended December 31, 2018, net cash used in operating activities was $28.8 million, consisting primarily of a net loss of $29.4 million and $2.2 million increase in net operating assets. This was offset by non-cash charges of $2.8 million. The non-cash charges primarily consisted of depreciation, stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

Net Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $13.6 million, consisting primarily of $9.6 million in borrowings under the 2019 Loan Agreement, net proceeds of $4.0 million from the at-the-market offering, and $60,000 in proceeds from stock option exercises.

During the year ended December 31, 2018, net cash used by financing activities was $8,000, consisting of debt and equity issuance costs offset by proceeds from stock option exercises.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	2020	2021 and 2022	2023 and 2024	After 2024
Operating lease obligations (1)	$1,561	$528	$1,033	$—	$—
Term loan	20,000	—	12,500	7,500	—
Total	$21,561	$528	$13,533	$7,500	$—

(1)

Consists of obligations under multi-year, non-cancelable building and equipment leases for our facilities in Burlington, Massachusetts and Lexington, Massachusetts. The building leases expire on November 30, 2022 and December 31, 2022, respectively.

We have drawn down an aggregate of $20.0 million from our 2019 Loan Agreement as of December 31, 2019. Our contractual commitments under the 2019 Loan Agreement as of December 31, 2019 consist of an aggregate of $27.1 million in repayment obligations, inclusive of related interest amounts and final and exit fees in the amounts of $500,000 and $800,000, respectively. See “—Loan and Security Agreement” for additional information regarding the 2019 Loan Agreement.

We enter into contracts in the normal course of business with clinical trial sites and manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Due to the discontinuation of use of the Company’s first generation product candidate, sc2Wear Infusor, we have received notice of termination costs from vendors related to the program. We have accrued all costs for which we either believe we are contractually liable or for which we have negotiated settlement agreements in good faith. However, certain of our vendors have claimed or billed for additional costs for which we believe we are not obligated. At this time, we estimate that additional termination costs, if any, will be immaterial to our financial statements.

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

Stock-Based Compensation Expense

We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards, including employee stock options and restricted stock units. We recognize this expense over the requisite service period. In addition, we recognize stock-based compensation expense in the statements of operations based on awards expected to vest and, therefore, the amount of expense has been reduced for estimated forfeitures. We use the ratable straight-line method for expense attribution.

The valuation model we used for calculating the fair value of stock options for stock-based compensation expense is the Black-Scholes option-pricing model, or the Black-Scholes model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including:

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
•

Expected forfeiture rate. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

•

Service period. We amortize all stock-based compensation over the requisite service period of the awards, which is generally the same as the vesting period of the awards. We amortize the stock-based compensation cost on a straight-line basis over the expected service periods.

Restricted stock units are valued at the fair market value per share of our common stock on the date of grant.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2019, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of scPharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of scPharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 24, 2020

SCPHARMACEUTICALS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31, 2018	DECEMBER 31, 2019
Assets
Current assets
Cash and cash equivalents	$89,478	$72,624
Prepaid expenses	1,757	2,619
VAT receivable	479	310
Other current assets	179	94
Total current assets	91,893	75,647
Restricted cash	182	182
Property and equipment, net	164	127
Right-of-use lease assets - operating, net	1,506	1,179
Deposits and other assets	10	148
Total assets	$93,755	$77,283
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$587	$1,142
Accrued expenses	2,922	3,688
Term loan, short term	2,811	—
Current portion of lease obligation - operating	353	407
Total current liabilities	6,673	5,237
Term loan, long term	6,826	18,915
Long term lease obligation - operating	1,353	943
Derivative liability	—	765
Other liabilities	159	58
Total liabilities	15,011	25,918
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized at December 31, 2019; 18,569,289 and 19,418,955 shares issued and outstanding at December 31, 2018 and December 31, 2019, respectively	2	2
Additional paid-in capital	175,201	180,818
Accumulated deficit	(96,459)	(129,455)
Total stockholders’ equity	78,744	51,365
Total liabilities and stockholders’ equity	$93,755	$77,283

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2018	2019
Operating expenses:
Research and development	$15,948	$24,632
General and administrative	13,719	8,273
Total operating expenses	29,667	32,905
Loss from operations	(29,667)	(32,905)
Other (expense) income	(56)	16
Interest income	1,712	1,660
Interest expense	(1,432)	(1,767)
Net loss and comprehensive loss	$(29,443)	$(32,996)
Net loss per share, basic and diluted	$(1.59)	$(1.77)
Weighted—average common shares outstanding, basic and diluted	18,556,126	18,600,718

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
At December 31, 2017	18,534,240	2	173,011	(67,016)	105,997
Net loss	—	—	—	(29,443)	(29,443)
Offering costs	—	—	(4)	—	(4)
Issuance of common stock upon exercise of stock options	34,561	—	58	—	58
Vesting of restricted stock	488	—	1	—	1
Stock-based compensation	—	—	2,135		2,135
At December 31, 2018	18,569,289	2	175,201	(96,459)	78,744
Net loss	—	—	—	(32,996)	(32,996)
Issuance of common stock under at-the-market offering, net of commissions and issuance costs (Note 10)	827,525	—	4,108	—	4,108
Issuance of common stock upon exercise of stock options	22,141	—	60	—	60
Stock-based compensation	—	—	1,449	—	1,449
At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$51,365

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2018	2019
Cash flows from operating activities
Net loss	$(29,443)	$(32,996)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	38	37
Amortization expense - right-of-use leased assets - operating	294	327
Stock-based compensation	2,135	1,449
Non-cash interest expense	374	385
Fair value adjustment to derivative liability	—	2
Changes in operating assets and liabilities
Prepaid expenses and other assets	(833)	(611)
Accounts payable, accrued expenses and other liabilities	(1,377)	965
Net cash flows used in operating activities	(28,812)	(30,442)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	(4)	—
Proceeds from term loan, net of costs	(62)	9,555
Proceeds from at-the-market offering, net	—	3,973
Proceeds from the exercise of stock options	58	60
Net cash flows (used in) provided by financing activities	(8)	13,588
Net decrease in cash	(28,820)	(16,854)
Cash, cash equivalents and restricted cash, beginning of year	118,480	89,660
Cash, cash equivalents and restricted cash, end of year	$89,660	$72,806
Supplemental cash flow information
Interest paid	$1,059	$1,383
Taxes paid	298	337
Supplemental disclosure of non-cash activities
Issuance of derivative in connection with modification of term loan	$—	$763
Transfer of issuance costs from other noncurrent assets to equity	—	54
Vesting of restricted stock	(1)	—
Acquisition of right-of-use leased assets - operating, net of disposal	26	—

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2019

1. Description of Business and Basis of Presentation

Description of Business

scPharmaceuticals LLC was formed as a Limited Liability Company under the laws of the State of Delaware on February 19, 2013. On March 24, 2014, scPharmaceuticals LLC was converted to a Delaware Corporation and changed its name to scPharmaceuticals Inc. (“the Company”). The Company is a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. The Company’s strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous (“IV”) delivery. The Company’s headquarters and primary place of business is Burlington, Massachusetts.

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

At December 31, 2019, the Company had cash, cash equivalents and restricted cash of $72.8 million and working capital of $70.4 million. During the year ended December 31, 2019, the Company incurred a net loss totaling $33.0 million and used cash in operating activities totaling $30.4 million. The Company expects to continue to incur losses and use cash in operating activities in 2020.

In November 2017, the Company completed an initial public offering ("IPO"), in which the Company issued and sold 7,294,968 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of $92.7 million after deducting underwriting discounts and commissions and offering costs. Prior to the IPO, the Company funded its operations primarily through convertible notes and the sale of equity in private placements. The Company believes that, based on its current development plans and activities, its cash balance of $72.6 million as of December 31, 2019 will be sufficient to satisfy its liquidity requirements for more than one year from the issuance date of these consolidated financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include accruals related to development costs and clinical activities, and the establishment of the tax valuation allowance. Actual results could differ from those estimates.

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

As of December 31, 2019, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2018	December 31, 2019
Cash and cash equivalents	$89,478	$72,624
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$89,660	$72,806

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2018 and 2019, the Company had no such accruals.

Stock-Based Compensation

Stock-based compensation expense for stock options is recognized based on the grant-date fair value using the Black-Scholes valuation model. Restricted stock units are valued at the fair market value per share of the Company’s common stock on the date of grant. The Company recognizes compensation expense only for those stock-based awards expected to vest after considering expected forfeitures. Cumulative compensation expense is at least equal to the compensation expense for vested awards. Stock-based compensation is recognized on a straight-line basis over the service period of each award. Stock compensation costs have not been capitalized by the Company.

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

Dilutive common stock equivalents are comprised of unexercised stock options outstanding under the Company’s equity plan and unvested restricted stock.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	FOR THE YEAR ENDED
	DECEMBER 31, 2018	DECEMBER 31, 2019
Net loss and comprehensive loss	$(29,443)	$(32,996)
Weighted—average common shares outstanding, basic and diluted	18,556,126	18,600,718
Net loss per share, basic and diluted	$(1.59)	$(1.77)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	FOR THE YEAR ENDED
	DECEMBER 31, 2018	DECEMBER 31, 2019
Stock options to purchase common stock	1,588,306	1,439,518
Unvested restricted stock	—	160,900
	1,588,306	1,600,418

4. Property and Equipment

Purchased property and equipment consist of the following as of December 31, 2018 and 2019 (in thousands):

	ESTIMATED USEFUL LIFE	2018	2019
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(65)	(102)
Property and equipment, net		$164	$127

Depreciation expense for the years ended December 31, 2018 and 2019 was $38,000 and $37,000, respectively.

5. Accrued Expenses

Accrued expenses at December 31, 2018 and 2019 consist of (in thousands):

	2018	2019
Contract research and development	$1,492	$2,001
Employee compensation and related costs	860	1,250
Consulting and professional service fees	356	296
Interest	47	91
State taxes	165	49
Other	2	1
Total accrued expenses	$2,922	$3,688

6. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered. The tax benefit arising from the Company’s net loss has been offset by an increase in the valuation allowance.

Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2018 and 2019. Components of the net deferred tax assets at December 31, 2018 and 2019 are as follows (in thousands):

	2018	2019
Deferred tax assets:
Federal net operating loss carryforwards	$6,189	$7,638
State net operating loss carryforwards	1,670	2,117
Research and development tax credits	1,824	2,410
Accrued liabilities	257	407
Stock-based compensation	510	778
Depreciation and amortization	10	1,330
Capitalized research and development costs	14,227	19,294
Lease liabilities	—	359
Other	20	—
Total deferred tax assets	$24,707	$34,333
Deferred tax liabiities:
Right-of-use lease assets	—	(314)
Other	—	(21)
Total deferred tax liabilities	$—	$(335)
Valuation allowance	$(24,707)	$(33,998)
Net deferred tax assets	$—	$—

At December 31, 2019, the Company had available federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2038, and $18.9 million, which may be carried forward indefinitely.  At December 31, 2019, the Company had available state net operating loss carryforwards of $33.5 million, which expire at various dates through 2039, and $0.1 million, which may be carried forward indefinitely.  In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2018 and 2019 since it is more likely than not that these future tax benefits will not be realized. During 2019, the valuation allowance increased by $9.3 million.

At December 31, 2019, the Company had federal and state research and development credit carryforwards of $2.0 million and $0.5 million, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2039. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

On December 22, 2017, the United States enacted new tax reform (“Tax Cuts and Jobs Act”).  The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.  Beginning with the year ending December 31, 2018, the corporate statutory rates on U.S. earnings was reduced from 34% to 21%.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements at December 31, 2018 and 2019 are as follows:

	2018	2019
Federal income tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	5.45%	5.68%
Research and development credits	2.35%	2.16%
Book compensation related to stock options	(0.61)%	(0.27)%
Change in income tax rate	(0.38)%	(0.05)%
Other	(0.45)%	(0.34)%
Increase in valuation allowance	(27.36)%	(28.18)%
Effective tax rate	—%	—%

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2015 through 2019 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	2018	2019
Beginning uncertain tax benefits	$284	$476
Prior year - increases	46	—
Current year - decreases	—	—
Current year - increases	146	152
Ending uncertain tax benefits	$476	$628

7. Stock-Based Compensation

Stock Options

In October 2017, the board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) which became effective in November 2017, upon the closing of the Company’s IPO.  The 2017 Stock Plan will expire in October 2027.  Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards.  The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) terminated in November 2017 effective upon the completion of the Company’s IPO.  No additional options will be granted under the 2014 Stock Plan.  At December 31, 2019, there were 828,962 options outstanding under the 2014 Stock Plan.

There were 1,430,000 shares of the Company’s common stock initially reserved for issuance under the 2017 Stock Plan.  In addition, the number of shares of common stock that may be issued under the 2017 Stock Plan automatically increases on each January 1, beginning on January 1, 2018 and ending on January 1, 2027, by a number of shares equal to 4% of the Company’s shares of common stock outstanding on the immediately preceding December 31, subject to limitation.  On January 1, 2018, 2019 and 2020, the number of shares issuable under the 2017 Stock Plan increased by 741,389, 742,772 and 776,758 shares, respectively.

At December 31, 2019, there were 3,166,868 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 252,707 options that have been forfeited from the 2014 Stock Plan.

At December 31, 2019, there were 2,395,412 options available for issuance, 610,556 options outstanding and 160,900 restricted stock units outstanding under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the compensation committee of the board of directors but is generally a four-year term.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2018	2019
Risk-free interest rate	2.42%—2.86%	1.59%—2.51%
Expected dividend yield	0%	0%
Expected life	5.5—7.0 years	5.5—6.1 years
Expected volatility	76%—86%	72%—74%
Weighted-average grant date fair value	$7.57	$2.31

Due to the lack of a public market for the trading of the Company’s common stock prior to its initial public offering and the lack of company-specific historical volatility, volatility was estimated using historical volatilities of similar companies. The expected life of the awards is estimated based on the simplified method, which calculates the expected life based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.

The following table summarizes information about stock option activity during 2018 and 2019 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2017	1,195,495	$5.38
Granted	939,296	10.54
Exercised	(34,561)	1.69
Forfeited	(511,924)	10.85
Outstanding, December 31, 2018	1,588,306	$6.75
Granted	162,522	3.56
Exercised	(22,141)	2.73
Forfeited	(289,169)	8.54
Outstanding, December 31, 2019	1,439,518	$6.09	7.62	$1,642
Vested and exercisable, December 31, 2019	911,924	$6.20	7.22	$977
Vested and expected to vest, December 31, 2019	1,341,385	$6.13	7.54	$1,520

The following table summarizes information about RSU activity during the year ended December 31, 2019:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2018	—	$—
Granted	160,900	3.25
Exercised	—	—
Forfeited	—	—
RSUs outstanding, December 31, 2019	160,900	$3.25

During 2018 and 2019, the Company received $58,000 and $60,000, respectively, upon exercise of stock options. The intrinsic value of the options exercised in 2018 and 2019 was $270,000 and $47,000, respectively.

Unrecognized compensation expense related to unvested options as of December 31, 2019 was $1.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.8 years.  Unrecognized compensation expense related to unvested RSUs as of December 31, 2019 was $237,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.1 years.

During the year ended December 31, 2018, the Company extended the exercise period for 102,661 vested options with a weighted average exercise price of $7.33 pursuant to separation agreements.  The Company recorded incremental stock-based compensation expense of $117,000.

During the year ended December 31, 2019, the Company extended the exercise period to one year for 55,677 vested options and for two years for 85,432 vested options with a weighted average exercise price of $8.41 pursuant to separation agreements. The Company recorded incremental stock-based compensation expense of $70,000.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for employees, directors and non-employees during the years ended December 31, 2018 and 2019 as follows (in thousands):

	2018	2019
Research and development	$567	$327
General and administrative	1,568	1,122
Total	$2,135	$1,449

8. Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic, Fair Value Measurements and Disclosures (“ASC 820”), provides a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The following table summarizes the Company’s assets and liabilities as of December 31, 2019 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,824	$67,824	$—	$—
Total	$67,824	$67,824	$—	$—
Liabilities:
Derivative liability	$765	$—	$—	$765
Total	$765	$—	$—	$765

The fair value of the derivative liability recognized in connection with the Company’s 2019 Loan Agreement (Note 9) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using the probability-weighted expected return method, which considered as inputs the timing and probability of occurrence of an exit event, the amount of the payment, and the risk-free discount rate reflecting the expected risk profile for each of the potential settlement scenarios.

9. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with Solar Capital Ltd. and Silicon Valley Bank, (together, the “Lenders”) for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement were to be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

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

For the year ended December 31, 2019, the Company recorded $169,000 related to the amortization of debt discount associated with the 2017 Loan Agreement. For the year ended December 31, 2018, the Company recorded $280,000 related to the amortization of debt discount associated with the 2017 Loan Agreement.

The 2017 Loan Agreement allowed the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 was due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the year ended December 31, 2019, the Company recorded $80,000, related to the amortization of the final payment fee associated with the 2017 Loan Agreement. For the year ended December 31, 2018, the Company recorded $94,000, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

In September 2019, the Company replaced the 2017 Loan Agreement with a new $20.0 million term loan with the Lenders, the 2019 Loan Agreement. The restructured four-year term loan facility allows for an expansion of the 2017 Loan Agreement. Some of the proceeds from the 2019 Loan Agreement were used to pay off the 2017 Loan Agreement including the final fee of $325,000. The 2019 Loan Agreement extends the term of the credit facility until September 17, 2023. The payoff of the 2017 Loan Agreement was treated as a modification of the debt. Debt issuance costs for the 2019 Loan Agreement, including unamortized issuance costs for the 2017 Loan Agreement, will be amortized to interest expense over the remaining term of the 2019 Loan Agreement using the effective-interest method.

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at December 31, 2019 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

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

As of December 31, 2019, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the year ended December 31, 2019, the Company recorded $90,000 related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the year ended December 31, 2019, the Company recorded $46,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

	DECEMBER 31, 2018	DECEMBER 31, 2019
Face value	$10,000	$20,000
Less: discount	(363)	(1,085)
Total	$9,637	$18,915
Less: current portion	(2,811)	—
Long-term portion	$6,826	$18,915

As of December 31, 2019, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total minimum principal payments	$20,000

10. Stockholders’ Equity

Common Stock

At December 31, 2018 and 2019, the Company had 150,000,000 shares of common stock authorized with a par value of $0.0001. There were 18,569,289 and 19,418,955 shares issued and outstanding at December 31, 2018 and 2019, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Reserved Shares

The Company has reserved 1,439,518 and 160,900 shares of common stock for the exercise of outstanding options to purchase common stock and for the vesting of RSUs, respectively.

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

During the year ended December 31, 2019, the Company sold a total of 827,525 ATM Shares under the ATM Agreement, in the open market, at an average gross selling price of $5.18 per share for proceeds of $4.2 million, net of commissions.

The Company incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program. The Company charged $54,000 of these costs against additional paid in capital upon issuance of shares during the year ended December 31, 2019.

Preferred Stock

At December 31, 2018 and 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.0001 and no shares of preferred stock were issued or outstanding.

11. Commitments and Contingencies

Operating Leases

The Company entered into noncancelable operating leases for office facilities located in Lexington, Massachusetts and Burlington, Massachusetts through December 31, 2022 and November 30, 2022, respectively. Rent expense under the operating leases totaled $0.5 million and $0.5 million for the years ended December 31, 2018 and 2019, respectively.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2019 (in thousands):

Year ended:
December 31, 2020	$528
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,561
Less imputed interest	(211)
Total	$1,350

	2018	2019
Lease cost:
Operating lease cost	$483	$490
Short-term lease cost	8	8
Sublease income	(39)	(56)
Total lease cost	$452	$442
Other information
Cash paid for amounts included in the measurement of liabilities	$429	$514
Operating cash flows from operating leases	$49	$(30)
Weighted-average remaining lease term - operating leases	3.9 years	2.9 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The sublease commenced on April 1, 2018 and has an initial term of three years with an extension term through December 2022. In February 2020, the sublease was extended until December 31, 2022.

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

Due to the discontinuation of use of the Company’s first generation product candidate, sc2Wear Infusor, the Company has received notice of termination costs from vendors related to the program. The Company has accrued all costs for which it either believes it is contractually liable or for which the Company has negotiated settlement agreements in good faith. However, certain of the Company’s vendors have claimed or billed for additional costs for which the Company believes it is not obligated. At this time, the Company estimates that additional termination costs, if any, will be immaterial to the Company’s financial statements.

12. 401(k) Savings Plan

In July 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The plan includes an employer match equal to 100% on the first 3% of deferred compensation and an additional 50% on the next 2% of deferred compensation. During the years ended December 31, 2018 and 2019, the Company has recognized compensation expense of $225,000 and $104,000, respectively, for the employer match contribution.

13. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

In the period beginning January 1, 2020 through the date of this Annual Report on Form 10-K, the Company issued and sold an additional 1,502,892 shares of its common stock under the ATM program, resulting in the receipt of $10.4 million in net proceeds.  With the shares sold in 2020, the ATM program is complete.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer and our principal accounting officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive and financial officer and our principal accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.” Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2019, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2016 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-221077) filed on October 23, 2017)

4.2*	Description of Registered Securities

10.1#

2014 Stock Incentive Plan, as amended, and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-221077) on October 23, 2017)

10.2#

2017 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.3#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.4#	2017 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.5#	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.6

Office Lease Agreement, dated as of June 2, 2017, by and between the Registrant and NEEP Investors Holdings LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-221077) filed on October 23, 2017)

10.7

Loan and Security Agreement, dated as of September 17, 2019, by and among the Registrant, Solar Capital Ltd., as collateral agent, and the lenders listed on Schedule 1.1 thereto or otherwise a party thereto from time to time, including Solar Capital Ltd., as a lender, and Silicon Valley Bank, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38293) filed on November 12, 2019)

10.8#

Amended and Restated Employment Agreement, by and between the Registrant and John H. Tucker (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.9#*	Employment Agreement, by and between the Registrant and Rachael Nokes

10.10

Development Agreement, by and between the Registrant and West Pharmaceutical Services, Inc., dated January 28, 2019 (incorporated by reference as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q (File No. 00138293) filed on May 8, 2019)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

The Securities and Exchange Commission has granted confidential treatment of certain provisions. Omitted  material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
**

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

Company Name

Date: March 24, 2020	By:	/s/ John H. Tucker
John H. Tucker
President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Tucker	Director, President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer	March 24, 2020
John H. Tucker

/s/ Rachael Nokes	Principal Accounting Officer	March 24, 2020
Rachael Nokes

/s/ Mette Kirstine Agger	Director	March 24, 2020
Mette Kirstine Agger

/s/ Dorothy Coleman	Director	March 24, 2020
Dorothy Coleman

/s/ Minnie V. Baylor-Henry	Director	March 24, 2020
Minnie V. Baylor-Henry

/s/ Jack A. Khattar	Director	March 24, 2020
Jack A. Khattar

/s/ Mason Freeman, M.D.	Director	March 24, 2020
Mason Freeman

/s/ Leonard D. Schaeffer	Director	March 24, 2020
Leonard D. Schaeffer

/s/ Klaus Veitinger, M.D., Ph.D.	Director	March 24, 2020
Klaus Veitinger, M.D., Ph.D.

/s/ Frederick Hudson	Director	March 24, 2020
Frederick Hudson