Form 10-Q
period 2020-03-31
scPharmaceuticals Inc.
filed 2020-05-12
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38293

SCPHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5184075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 District Avenue, Suite 310	01803
Burlington, Massachusetts (Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (617) 517-0730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	SCPH	The Nasdaq Global Select Market

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

As of May 8, 2020, the Registrant had 21,010,437 common shares, $0.0001 par value per share, outstanding.

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

•	the likelihood of approval by the FDA of our regulatory filings for FUROSCIX using our next generation delivery device;
•	the timing or likelihood of other regulatory filings and approvals, including any approval to market and sell subcutaneous ceftriaxone;
•	the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;
•

the commercialization, marketing and manufacturing of FUROSCIX or any other of our product candidates, if approved, including any delays related to COVID-19 in our planned Phase 4 studies of FUROSCIX incorporating the SmartDose drug delivery system to support the pricing and access of our product candidates;

•	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;
•	the initiation, timing, progress and results of our research and development programs, including subcutaneous ceftriaxone and future preclinical and clinical studies;
•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	our ability to identify additional product candidates;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2019	2020
Assets
Current assets
Cash and cash equivalents	$72,624	$75,339
Prepaid expenses	2,619	3,370
VAT receivable	310	305
Other current assets	94	59
Total current assets	75,647	79,073
Restricted cash	182	182
Property and equipment, net	127	119
Right-of-use lease assets - operating, net	1,179	1,092
Deposits and other assets	148	22
Total assets	$77,283	$80,488
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,142	$652
Accrued expenses	3,688	3,590
Current portion of lease obligation - operating	407	421
Total current liabilities	5,237	4,663
Term loan, long term	18,915	18,996
Long term lease obligation - operating	943	832
Derivative liability	765	795
Other liabilities	58	98
Total liabilities	25,918	25,384
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2020; 19,418,955 and 20,981,880 shares issued and outstanding as of December 31, 2019 and March 31, 2020, respectively	2	2
Additional paid-in capital	180,818	191,649
Accumulated deficit	(129,455)	(136,547)
Total stockholders’ equity	51,365	55,104
Total liabilities and stockholders’ equity	$77,283	$80,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2020
Operating expenses:
Research and development	$6,524	$4,146
General and administrative	2,323	2,503
Total operating expenses	8,847	6,649
Loss from operations	(8,847)	(6,649)
Other expense	(8)	(31)
Interest income	490	224
Interest expense	(354)	(636)
Net loss and comprehensive loss	$(8,719)	$(7,092)
Net loss per share — basic and diluted	$(0.47)	$(0.35)
Weighted average common shares outstanding — basic and diluted	18,575,726	20,218,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$51,365
Net loss	—	—	—	(7,092)	(7,092)
Issuance of common stock under at-the-market offering, net of commissions and issuance costs (Note 9)	1,502,892	—	10,253	—	10,253
Issuance of common stock upon exercise of stock options	30,143	—	154	—	154
Vesting of restricted stock units, net of tax withholdings	29,890	—	(84)	—	(84)
Stock-based compensation	—	—	508	—	508
At March 31, 2020	20,981,880	$2	$191,649	$(136,547)	$55,104

At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$78,744
Net loss	—	—	—	(8,719)	(8,719)
Issuance of common stock upon exercise of stock options	11,141	—	18	—	18
Stock-based compensation	—	—	355	—	355
At March 31, 2019	18,580,430	$2	$175,574	$(105,178)	$70,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2020
Cash flows from operating activities
Net loss	$(8,719)	$(7,092)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	10	8
Amortization expense - right-of-use leased assets - operating	79	87
Stock-based compensation	355	508
Non-cash interest expense	80	121
Fair value adjustment to derivative liability	-	30
Changes in operating assets and liabilities
Prepaid expenses and other assets	(19)	(720)
Accounts payable, accrued expenses and other liabilities	2,096	(685)
Net cash used in operating activities	(6,118)	(7,743)
Cash flows from financing activities
Proceeds from at-the-market offering, net	-	10,388
Proceeds from the exercise of vested stock options	18	154
Settlements of restricted stock units for tax withholding obligations	-	(84)
Net cash provided by financing activities	18	10,458
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,100)	2,715
Cash, cash equivalents and restricted cash at beginning of period	89,660	72,806
Cash, cash equivalents and restricted cash at end of period	$83,560	$75,521
Supplemental cash flow information
Interest paid	$274	$518
Taxes paid	$166	$-
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	$-	$135

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the”SEC”) on March 24, 2020. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2020 and condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

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

As of March 31, 2020, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 10). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2019	March 31, 2020
Cash and cash equivalents	$72,624	$75,339
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,806	$75,521

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2020, the Company had no such accruals.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. The Company adopted ASU 2018-13 on January 1, 2020 and there has not been any impact to its financial statements.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2020
Net loss and comprehensive loss	$(8,719)	$(7,092)
Weighted-average shares used in computing net loss per share	18,575,726	20,218,473
Net loss per share, basic and diluted	$(0.47)	$(0.35)

The Company’s potentially dilutive securities, which include stock options and unvested restricted stock units, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2019	2020
Stock options to purchase common stock	1,409,325	2,058,355
Unvested restricted stock units	160,900	122,700
Total	1,570,225	2,181,055

4. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2019	March 31, 2020
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(102)	(110)
Property and equipment, net		$127	$119

Depreciation expense for the three months ended March 31, 2019 and March 31, 2020 was $10,000 and $8,000, respectively.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2019	March 31, 2020
Contract research and development	$2,001	$2,322
Employee compensation and related costs	1,250	798
Consulting and professional service fees	296	321
Interest	91	88
State taxes	49	61
Other	1	-
Total accrued expenses	$3,688	$3,590

6. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At March 31, 2020, there were 786,323 options outstanding under the 2014 Stock Plan.

As of March 31, 2020, there were 3,926,232 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 265,203 options that had been forfeited from the 2014 Stock Plan.

At March 31, 2020, there were 2,523,190 options available for issuance under the 2017 Stock Plan, 1,272,032 options outstanding and 122,700 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2020
Risk-free interest rate	2.51%	0.93%-1.71%
Expected dividend yield	0%	0%
Expected life	6.0 years	5.5-6.6 years
Expected volatility	74%	72%-73%
Weighted-average grant date fair value	$2.14	$3.91

The following table summarizes information about stock option activity during the three months ended March 31, 2020: (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2019	1,439,518	$6.09
Granted	684,310	6.07
Exercised	(30,143)	5.11
Forfeited	(35,330)	11.97
Outstanding, March 31, 2020	2,058,355	$6.00	8.19	$4,366
Vested and exercisable, March 31, 2020	905,428	$6.01	7.01	$2,109
Vested and expected to vest, March 31, 2020	1,663,171	$5.99	7.87	$3,702

Of the options granted in the three months ended March 31, 2020, 226,110 were performance-based options. Vesting of these performance-based options is contingent on the occurrence of certain regulatory and commercial milestones. The Company is recognizing the expense as straight-line over the expected performance achievement term.

The following table summarizes information about RSU activity during the three months ended March 31, 2020:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs Outstanding, December 31, 2019	160,900	$3.25
Granted	—	—
Vested	(38,200)	3.25
Forfeited	—	—
RSUs outstanding at March 31, 2020	122,700	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Unrecognized compensation expense related to unvested options as of March 31, 2020 was $2.7 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.1 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2020 was $208,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.8 years.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2020 (in thousands):

	Three Months Ended March 31,
	2019	2020
Research and development	$68	$144
General and administrative	287	364
Total	$355	$508

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

The following table summarizes the Company’s assets and liabilities as of March 31, 2020 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$75,070	$75,070	$—	$—
Total	$75,070	$75,070	$—	$—
Liabilities:
Derivative liability	$795	$—	$—	$795
Total	$795	$—	$—	$795

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at March 31, 2020 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

The Company entered into the Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the lenders upon the occurrence of an exit event. The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). For the three months ended March 31, 2020, the Company recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability.

As of March 31, 2020, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the three months ended March 31, 2020, the Company recorded $81,000 related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2020, the Company recorded $40,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2020
Face value	$20,000
Less: discount	(1,004)
Total	$18,996
Less: current portion	-
Long-term portion	$18,996

As of March 31, 2020, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total minimum principal payments	$20,000

9. Stockholders’ Equity

At-the-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an Open Market Sale AgreementSM (“ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “ATM Shares”), having an aggregate offering price of up to $15.0 million through Jefferies as its sales agent. The offering and sale of ATM Shares by the Company under the ATM Agreement were made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019.

Subject to the terms and conditions of the ATM Agreement, Jefferies used its commercially reasonable efforts to sell the ATM Shares, based upon instructions from the Company, consistent with its normal trading and sales practices. The Company paid Jefferies a commission equal to 3.0% of the gross sales proceeds of such ATM Shares.

During the three months ended March 31, 2020, the Company sold a total of 1,502,892 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the ATM program.

The Company incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program. During the three months ended March 31, 2020, the Company charged the remaining $135,000 of these costs against additional paid in capital upon issuance of shares.

10. Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2022 and do not include renewal options.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance charges in the annual rental payments.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2020 (in thousands):

Year ended:
December 31, 2020	$397
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,430
Less imputed interest	(177)
Total	$1,253

	Three Months Ended March 31,
	2019	2020
Lease cost:
Operating lease cost	$125	$122
Short-term lease cost	2	-
Sublease income	(13)	(12)
Total lease cost	$114	$110
Other information
Cash paid for amounts included in the measurement of lease liabilities	$127	$173
Operating cash flows from operating leases	$(6)	$(10)
Weighted-average remaining lease term - operating leases	3.7 years	2.7 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The sublease commenced on April 1, 2018 and had an initial term of three years with an extension term through December 2022. In February 2020, the sublease was extended until December 31, 2022.

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

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission on March 24, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We have funded our operations from inception through March 31, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of March 31, 2020, we had an accumulated deficit of $136.5 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

IMPACT OF COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic by the World Health Organization, affecting the populations of the United States as well as many foreign countries. In response, we have transitioned our workforce to work from home. To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have generally remained operational. The extent of the impact of the COVID-19 pandemic on the timing of the FDA’s review of the FUROSCIX NDA and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

We expense R&D costs as incurred. Given the emphasis to date on our lead product candidate FUROSCIX, our R&D expenses have not been allocated on a program-specific basis. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies. We anticipate that our expenses will increase significantly as we:

•	pursue regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;
•	continue to advance our pipeline programs beyond FUROSCIX, including ceftriaxone;
•	continue our current research and development activity;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, clinical and scientific personnel.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2020 (in thousands):

	Three Months Ended March 31,		Increase
	2019	2020	(Decrease)
Operating expenses:
Research and development	$6,524	$4,146	$(2,378)
General and administrative	2,323	2,503	180
Total operating expenses	8,847	6,649	(2,198)
Loss from operations	(8,847)	(6,649)	(2,198)
Other expense	(8)	(31)	23
Interest income	490	224	(266)
Interest expense	(354)	(636)	282
Net loss	$(8,719)	$(7,092)	$(1,627)

Research and development expenses. R&D expenses were $4.1 million for the three months ended March 31, 2020, compared to $6.5 million for the three months ended March 31, 2019. The decrease of $2.4 million was primarily attributable to one-time costs in 2019, including $1.7 million in materials related to the first-generation device and $1.0 million in severance costs, and a decrease of

$0.5 million in device development costs in the three months ended March 31, 2020. The decrease was partially offset by a $0.3 million increase in employee-related costs, a $0.3 million increase in contract services for clinical and medical affairs, and a $0.2 million increase in pharmaceutical development costs.

General and administrative expenses. G&A expenses were $2.5 million for the three months ended March 31, 2020, compared to $2.3 million for the three months ended March 31, 2019. The increase of $0.2 million was primarily attributable to a $0.3 million increase in employee-related costs, a $0.2 million increase in legal costs, and a $0.2 million increase in public company costs, including director and officer’s insurance and investor and public relations costs. The increase was partially offset $0.4 million in severance costs recognized in 2019 and a decrease in commercial consulting costs of $0.1 million.

Other expense. Other expense was $31,000 for the three months ended March 31, 2020, compared to $8,000 for the three months ended March 31, 2019. The increase in expense of $23,000 was primarily attributable to the fair value adjustment to the derivative liability. The increase was offset by foreign exchange gains due to foreign currency fluctuations.

Interest income. Interest income was $0.2 million for the three months ended March 31, 2020, compared to $0.5 million for the three months ended March 31, 2019. The decrease of $0.3 million was primarily attributable to lower cash balances combined with lower interest rates on our money market fund holdings.

Interest expense. Interest expense was $0.6 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. The increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank which increased the principal from $10.0 million to $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2020, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, net cash proceeds of $18.8 million from borrowings under our term loan, net cash proceeds of $13.5 million from sales of convertible notes and net cash proceeds of $14.4 million from the sale of common stock in our at-the-market offering. As of March 31, 2020, we had cash and restricted cash of $75.5 million.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the time and expense required to resubmit the NDA for FUROSCIX incorporating the next generation SmartDose drug delivery system;
•	the potential FDA approval of FUROSCIX;
•	the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing FUROSCIX, if approved;
•	the revenue generated by sales of FUROSCIX, if approved, and other products that may be approved;
•	the pricing and reimbursement of FUROSCIX, if approved, and of other product candidates that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
•	the emergence of competing or complementary technological developments;
•	the extent to which FUROSCIX, if approved, is adopted by the healthcare community;
•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the impact of COVID-19 on our operations; and
•	the extent and scope of our general and administrative expenses.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(6,118)	$(7,743)
Financing activities	18	10,458
Net (decrease) increase in cash and restricted cash	$(6,100)	$2,715

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $7.7 million, consisting primarily of a net loss of $7.1 million and a $1.4 million increase in net operating assets. This was offset by non-cash charges of $0.8 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and the fair value adjustment to the derivative liability. The decrease in net operating assets related to accrued expenses for device development costs and materials.

During the three months ended March 31, 2019, net cash used in operating activities was $6.1 million, consisting primarily of a net loss of $8.7 million. This was offset by a $2.1 million increase in net operating liabilities and non-cash charges of $0.5 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $10.5 million, consisting primarily of net proceeds of $10.4 million from the at-the-market offering and stock option exercises, offset by tax obligations on the settlement of restricted stock units.

During the three months ended March 31, 2019, net cash provided by financing activities was $18,000, consisting primarily of stock option exercises.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2020, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 24, 2020. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except for:

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to temporarily postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017).

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

SCPHARMACEUTICALS INC.

Date: May 12, 2020	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)