Form 10-Q
period 2020-06-30
scPharmaceuticals Inc.
filed 2020-08-13
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38293

SCPHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5184075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 District Avenue, Suite 310	01803 Burlington, Massachusetts (Zip Code)

                       (Address of principal executive office)

Registrant’s telephone number, including area code: (617) 517-0730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	SCPH	The Nasdaq Global Select Market

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

As of August 11, 2020, the Registrant had 27,319,959 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our expectations regarding the timing of the U.S. Food and Drug Administration’s, or FDA’s, review of the FUROSCIX® new drug application, or NDA, with the SmartDose drug delivery system and potential approval by the FDA, including any delays in review or approval related to COVID-19;

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

•

the commercialization of FUROSCIX, if approved, including launch preparation, ability to interact with physicians, patient access to FUROSCIX, manufacturing and supply chain, including any delays related to COVID-19 in our planned Phase 4 studies of FUROSCIX incorporating the SmartDose drug delivery system to support the pricing and access to our product candidates;

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 24, 2020, as well as in our subsequent filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2019	2020
Assets
Current assets
Cash and cash equivalents	$72,624	$78,860
Short term investments	-	40,469
Prepaid expenses	2,619	2,897
VAT receivable	310	298
Other current assets	94	12
Total current assets	75,647	122,536
Restricted cash	182	182
Property and equipment, net	127	110
Right-of-use lease assets - operating, net	1,179	1,002
Deposits and other assets	148	89
Total assets	$77,283	$123,919
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,142	$770
Accrued expenses	3,688	4,724
Lease obligation - operating, short term	407	435
Total current liabilities	5,237	5,929
Term loan, long term	18,915	19,076
Lease obligation - operating, long term	943	717
Derivative liability	765	-
Other liabilities	58	138
Total liabilities	25,918	25,860
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2020; 19,418,955 and 27,287,997 shares issued and outstanding as of December 31, 2019 and June 30, 2020, respectively	2	3
Additional paid-in capital	180,818	242,898
Accumulated deficit	(129,455)	(144,842)
Total stockholders’ equity	51,365	98,059
Total liabilities and stockholders’ equity	$77,283	$123,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Operating expenses:
Research and development	$5,496	$5,139	$12,020	$9,285
General and administrative	1,839	2,537	4,162	5,040
Total operating expenses	7,335	7,676	16,182	14,325
Loss from operations	(7,335)	(7,676)	(16,182)	(14,325)
Other expense	(14)	(1)	(22)	(32)
Interest income	463	21	953	245
Interest expense	(369)	(639)	(723)	(1,275)
Net loss and comprehensive loss	$(7,255)	$(8,295)	$(15,974)	$(15,387)
Net loss per share — basic and diluted	$(0.39)	$(0.36)	$(0.86)	$(0.71)
Weighted average common shares outstanding — basic and diluted	18,580,430	23,355,418	18,578,091	21,786,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$51,365
Net loss	—	—	—	(7,092)	(7,092)
Issuance of common stock under at-the-market offering net of commissions and issuance costs (Note 10)	1,502,892	—	10,253	—	10,253
Issuance of common stock upon exercise of stock options	30,143	—	154	—	154
Vesting of restricted stock	29,890	—	(84)	—	(84)
Stock-based compensation	—	—	508	—	508
At March 31, 2020	20,981,880	2	191,649	(136,547)	55,104
Net loss	—	—	—	(8,295)	(8,295)
Common stock offering, net of commissions and issuance costs (Note 10)	6,220,589	1	50,147	—	50,148
Issuance of common stock upon exercise of stock options	85,528	—	561	—	561
Vesting of restricted stock	—	—	(80)	—	(80)
Stock-based compensation	—	—	621	—	621
At June 30, 2020	27,287,997	$3	$242,898	$(144,842)	$98,059

At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$78,744
Net loss	—	—	—	(8,719)	(8,719)
Issuance of common stock upon exercise of stock options	11,141	—	18	—	18
Stock-based compensation	—	—	355	—	355
At March 31, 2019	18,580,430	2	175,574	(105,178)	70,398
Net loss	—	—	—	(7,255)	(7,255)
Stock-based compensation	—	—	326	—	326
At June 30, 2019	18,580,430	$2	$175,900	$(112,433)	$63,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2020
Cash flows from operating activities
Net loss	$(15,974)	$(15,387)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	19	17
Amortization expense - right-of-use leased assets - operating	159	177
Accretion of discount on investments	-	(1)
Stock-based compensation	681	1,129
Non-cash interest expense	173	246
Fair value adjustment to derivative liability	-	30
Changes in operating assets and liabilities
Prepaid expenses and other assets	107	(259)
Accounts payable, accrued expenses and other liabilities	4,806	343
Net cash used in operating activities	(10,029)	(13,705)
Cash flows from investing activities
Purchases of short term investments	-	(40,469)
Net cash used in investing activities	-	(40,469)
Cash flows from financing activities
Proceeds from common stock offering, net	-	50,191
Proceeds from at-the-market offering, net	-	10,388
Proceeds from the exercise of vested stock options	18	715
Payment of term loan exit fee	-	(800)
Settlements of restricted stock units for tax withholding obligations	-	(84)
Net cash provided by financing activities	18	60,410
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,011)	6,236
Cash, cash equivalents and restricted cash at beginning of period	89,660	72,806
Cash, cash equivalents and restricted cash at end of period	$79,649	$79,042
Supplemental cash flow information
Interest paid	$608	$1,436
Taxes paid	$256	$144

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2020. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2019 and 2020 and condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Liquidity

As of June 30, 2020, the Company had an accumulated deficit of approximately $144.8 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of June 30, 2020, the Company had cash, cash equivalents, restricted cash, and marketable securities of $119.5 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

As of June 30, 2020, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2019	June 30, 2020
Cash and cash equivalents	$72,624	$78,860
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,806	$79,042

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of United States Treasury and mortgage-backed securities. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

Investments

The Company invests excess cash balances in United States Treasury and mortgage-backed securities. The Company determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At June 30, 2020, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net loss and comprehensive loss	$(7,255)	$(8,295)	$(15,974)	$(15,387)
Weighted-average shares used in computing net loss per share	18,580,430	23,355,418	18,578,091	21,786,946
Net loss per share, basic and diluted	$(0.39)	$(0.36)	$(0.86)	$(0.71)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Stock options to purchase common stock	1,430,788	2,029,843	1,430,788	2,029,843
Unvested restricted stock units	160,900	80,450	160,900	80,450
Total	1,591,688	2,110,293	1,591,688	2,110,293

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of June 30, 2020 (in thousands):

Investments - Current:	June 30, 2020
Debt securities - available-for-sale	$40,469
Total	$40,469

A summary of the Company’s available-for-sale classified investments as of June 30, 2020 consisted of the following (in thousands):

	At June 30, 2020
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$35,973	$-	$-	$35,973
Mortgage-backed securities	4,496	-	-	4,496
Total	$40,469	$-	$-	$40,469

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2020 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,469	$40,469
Total	$40,469	$40,469

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2019	June 30, 2020
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(102)	(119)
Property and equipment, net		$127	$110

Depreciation expense for the three months ended June 30, 2019 and June 30, 2020 was $9,000 and $9,000, respectively.

Depreciation expense for the six months ended June 30, 2019 and June 30, 2020 was $19,000 and $17,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2019	June 30, 2020
Contract research and development	$2,001	$2,937
Employee compensation and related costs	1,250	1,315
Consulting and professional service fees	296	364
Interest	91	85
State taxes	49	20
Other	1	3
Total accrued expenses	$3,688	$4,724

7. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At June 30, 2020, there were 703,636 options outstanding under the 2014 Stock Plan.

As of June 30, 2020, there were 3,894,270 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 265,203 options that have been forfeited from the 2014 Stock Plan.

At June 30, 2020, there were 2,466,174 options available for issuance under the 2017 Stock Plan, 1,326,207 options outstanding and 80,450 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2019	2020
Risk-free interest rate	1.85%-2.51%	0.41% - 1.71%
Expected dividend yield	0%	0%
Expected life	5.5-6.0 years	5.5-6.6 years
Expected volatility	73%-74%	72%-75%
Weighted-average grant date fair value	$2.14	$4.06

The following table summarizes information about stock option activity during the six months ended June 30, 2020 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2019	1,439,518	$6.09
Granted	763,702	6.32
Exercised	(115,671)	6.18
Forfeited	(57,706)	9.97
Outstanding, June 30, 2020	2,029,843	$6.06	8.08	$4,128
Vested and exercisable, June 30, 2020	956,575	$5.69	7.00	$2,435
Vested and expected to vest, June 30, 2020	1,669,947	$6.01	7.80	$3,605

Of the options granted in the six months ended June 30, 2020, 226,110 were performance-based options. Vesting of these performance-based options is contingent on the occurrence of certain regulatory and commercial milestones. The Company is recognizing the expense as straight-line over the expected performance achievement term.

The following table summarizes information about RSU activity during the six months ended June 30, 2020:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2019	160,900	$3.25
Granted	—	—
Vested	(80,450)	3.25
Forfeited	—	—
RSUs outstanding at June 30, 2020	80,450	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. On June 30, 2020, 42,250 RSUs vested as a result of a regulatory milestone. 31,962 common shares were issued on July 2, 2020 related to the vesting event.

Unrecognized compensation expense related to unvested options as of June 30, 2020 was $2.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.0 years. Unrecognized compensation expense related to unvested RSUs as of June 30, 2020 was $177,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.6 years.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Research and development	$72	$177	$140	$321
General and administrative	254	444	541	808
Total	$326	$621	$681	$1,129

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

The following table summarizes the Company’s assets as of June 30, 2020 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$78,165	$78,165	$—	$—
Total cash equivalents	78,165	78,165	—	—

United States Treasury securities	35,973	35,973	—	—
Mortgage-backed securities	4,496	—	4,496	—
Investments	40,469	35,973	4,496	—

Total	$118,634	$114,138	$4,496	$—

9. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with Solar Capital Ltd. and Silicon Valley Bank (together, the “Lenders”), for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement were to be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

The interest rate under the 2017 Loan Agreement was the London Inter-bank Offered Rate (“LIBOR”) plus 8.45%. The initial interest-only period was until November 30, 2018, followed by a 30-month principal and interest period. The First Amendment to the Loan and Security Agreement, entered into in November 2018, extended the interest-only period through May 2019. The Third Amendment to the Loan and Security Agreement, entered into in May 2019, extended the interest-only period through August 2019, with the ability to further extend the interest only period to November 2019. Pursuant to the 2017 Loan Agreement, the Company provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by the Company.

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

In September 2019, the Company replaced the 2017 Loan Agreement with a new $20.0 million term loan with the Lenders (the “2019 Loan Agreement”). The restructured four-year term loan facility allows for an expansion of the 2017 Loan Agreement. Some of the proceeds from the 2019 Loan Agreement were used to pay off the 2017 Loan Agreement including the final fee of $325,000. The 2019 Loan Agreement extends the term of the credit facility until September 17, 2023. The payoff of the 2017 Loan Agreement was treated as a modification of the debt. Debt issuance costs for the 2019 Loan Agreement, including unamortized issuance costs for the 2017 Loan Agreement, will be amortized to interest expense over the remaining term of the 2019 Loan Agreement using the effective-interest method.

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at June 30, 2020 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

The Company entered into an Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the lenders upon the occurrence of an exit event (the “Exit Fee). The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). The Company paid the Exit Fee during the six months ended June 30, 2020 in conjunction with the Company’s public offering, which was deemed to be an exit event pursuant to the Exit Agreement (Note 10). Prior to the public offering, the Company recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability in 2020.

As of June 30, 2020, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the three and six months ended June 30, 2020, the Company recorded $85,000 and $166,000, respectively, related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and six months ended June 30, 2020, the Company recorded $40,000 and $80,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

June 30, 2020
Face value	$20,000
Less: discount	(924)
Total	$19,076
Less: current portion	-
Total	$19,076

As of June 30, 2020, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total	$20,000

10. Stockholders’ Equity

At-the-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an Open Market Sale AgreementSM (“ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “ATM Shares”), having an aggregate offering price of up to $15.0 million through Jefferies as its sales agent. The offering and sale of ATM Shares were made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (the “Registration Statement”). The Company agreed to pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such ATM Shares.

During the three months ended March 31, 2020, the Company sold a total of 1,502,892 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the program. The Company charged $135,000 in costs related to establish and activate the program against additional paid in capital upon issuance of shares in 2020.

Sale of Common Stock

In May 2020, the Company completed an underwritten public offering of 5,780,347 shares of its common stock (the “2020 Offering Shares”), pursuant to the Registration Statement. The 2020 Offering Shares were sold at an offering price of $8.65 per share, resulting in net proceeds of $46.6 million, after deducting underwriting discounts, commissions and offering expenses. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 867,052 shares of common stock at $8.65 per share. In June 2020, the underwriters exercised their option and purchased an additional 440,242 shares of common stock at $8.65 per share, resulting in additional net proceeds to the Company of $3.6 million, after deducting underwriting discounts, commissions and offering expenses.

11. Commitments and Contingencies

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2020 (in thousands):

Year ended:
December 31, 2020	$266
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,299
Less imputed interest	(147)
Total	$1,152

	Six Months Ended June 30,
	2019	2020
Lease cost:
Operating lease cost	$246	$243
Short-term lease cost	4	-
Sublease income	(25)	(25)
Total lease cost	$225	$218
Other information
Cash paid for amounts included in the measurement of lease liabilities	$254	$267
Operating cash flows from operating leases	$(13)	$(20)
Weighted-average remaining lease term - operating leases	3.4 years	2.4 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In February 2018, the Company signed a sublease agreement for its facility located in Lexington, Massachusetts. The lease commenced on April 1, 2018 and has an initial term of three years with an extension term through December 2022. In February 2020, the sublease was extended until December 31, 2022.

Research and Development Agreements

As part of the Company’s research and development efforts, the Company enters into research and development agreements with certain companies. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company. Some of these agreements also contain provisions which require the Company to make payments for exclusivity in the development of products in the area of loop diuretics.

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

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, on June 30, 2020. The resubmission was a response to a Complete Response Letter, or CRL, from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device. The resubmission incorporated our next generation device which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system (SmartDose is a registered trademark of West Pharma. Services IL, Ltd., a subsidiary of West, in the United States and other jurisdictions). On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a Prescription Drug User Fee Act target action date of December 30, 2020 for completion of its review of the NDA.

We have funded our operations from inception through June 30, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of June 30, 2020, we had an accumulated deficit of $144.8 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

IMPACT OF COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic by the World Health Organization, affecting the populations of the United States as well as the rest of the world. In response to the pandemic, we transitioned our workforce to work from home in March 2020. In July 2020, we opened our offices for limited access to employees integrating all recommendations for workplace safety, including appropriate protocols to ensure social-distancing. The health of our employees remains a top priority and we are continuing to monitor the impact of COVID-19 and government regulations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2020 (in thousands):

	Three Months Ended June 30,		Increase
	2019	2020	(Decrease)
Operating expenses:
Research and development	$5,496	$5,139	$(357)
General and administrative	1,839	2,537	698
Total operating expenses	7,335	7,676	341
Loss from operations	(7,335)	(7,676)	341
Other expense	(14)	(1)	(13)
Interest income	463	21	(442)
Interest expense	(369)	(639)	270
Net loss	$(7,255)	$(8,295)	$1,040

Research and development expenses. R&D expenses were $5.1 million for the three months ended June 30, 2020, compared to $5.5 million for the three months ended June 30, 2019. The decrease of $0.4 million was primarily attributable to a $1.5 million decrease in device development costs and a $0.1 million decrease in pharmaceutical preparation costs. The decrease was partially offset by a $0.6 million increase in contract services for clinical and medical affairs, a $0.3 million increase in employee-related costs and a $0.3 million increase in regulatory costs.

General and administrative expenses. G&A expenses were $2.5 million for the three months ended June 30, 2020, compared to $1.8 million for the three months ended June 30, 2019. The increase of $0.7 million was primarily attributable to a $0.4 million increase in employee-related costs, a $0.2 million increase in public company costs, including director and officer’s insurance and investor and public relations costs, and a $0.1 million increase in legal costs.

Other expense. Other expense was $1,000 for the three months ended June 30, 2020, compared to $14,000 for the three months ended June 30, 2019. The decrease in expense of $13,000 was primarily attributable to foreign exchange gains due to foreign currency fluctuations.

Interest income. Interest income was $21,000 for the three months ended June 30, 2020 compared to $463,000 for the three months ended June 30, 2019. The decrease of $442,000 was primarily attributable to lower interest rates on our money market fund holdings.

Interest expense. Interest expense was $0.6 million for the three months ended June 30, 2020 compared to $0.4 million for the three months ended June 30, 2019. The increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank, which increased the principal from $10.0 million to $20.0 million.

Comparison of Six Months Ended June 30, 2019 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2020 (in thousands):

	Six Months Ended June 30,		Increase
	2019	2020	(Decrease)
Operating expenses:
Research and development	$12,020	$9,285	$(2,735)
General and administrative	4,162	5,040	878
Total operating expenses	16,182	14,325	(1,857)
Loss from operations	(16,182)	(14,325)	(1,857)
Other expense	(22)	(32)	10
Interest income	953	245	(708)
Interest expense	(723)	(1,275)	552
Net loss	$(15,974)	$(15,387)	$(587)

Research and development expenses. R&D expenses were $9.3 million for the six months ended June 30, 2020, compared to $12.0 million for the six months ended June 30, 2019. The decrease of $ 2.7 million was primarily attributable to one-time costs in 2019, including $1.7 million in materials related to the first-generation device and $1.0 million in severance costs, and a decrease of $2.0 million in device development costs in the six months ended June 30, 2020. The decrease was partially offset by a $0.9 million increase in contract services for clinical and medical affairs, a $0.6 million increase in employee-related costs, a $0.3 million increase in regulatory costs and a $0.1 million increase in pharmaceutical development costs.

General and administrative expenses. G&A expenses were $5.0 million for the six months ended June 30, 2020, compared to $4.2 million for the six months ended June 30, 2019. The increase of $0.9 million was primarily attributable to a $ 0.7 million increase in employee-related costs, a $0.3 million increase in public company costs, including director and officer’s insurance and investor and public relations costs, and a $0.2 million increase in legal costs. The increase was partially offset by $0.4 million in severance costs recognized in 2019.

Other expense. Other expense was $32,000 for the six months ended June 30, 2020, compared to $22,000 for the six months ended June 30, 2019. The increase in expense of $10,000 was primarily attributable to the fair value adjustment to the derivative liability. The increase was offset by foreign exchange gains due to foreign currency fluctuations.

Interest income. Interest income was $0.2 million for the six months ended June 30, 2020, compared to $1.0 million for the six months ended June 30, 2019. The decrease of $0.7 million was primarily attributable to lower interest rates on our money market fund holdings.

Interest expense. Interest expense was $1.3 million for the six months ended June 30, 2020, compared to $0.7 million for the six months ended June 30, 2019. The increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank, which increased the principal from $10.0 million to $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through June 30, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of June 30, 2020, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, net cash proceeds of $18.8 million from borrowings under our term loan, net cash proceeds of $13.5 million from sales of convertible notes, net cash proceeds of $50.2 million from the public offering and net cash proceeds of $14.4 million from the sale of common stock in our at-the-market offering. As of June 30, 2020, we had cash, cash equivalents and restricted cash of $79.0 million and short term investments of $40.5 million.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(10,029)	$(13,705)
Investing activities	-	(40,469)
Financing activities	18	60,410
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,011)	$6,236

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $13.7 million, consisting primarily of a net loss of $15.4 million. This was offset by non-cash charges of $1.6 million and an increase in net operating liabilities of $0.1 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and the fair value adjustment to the derivative liability.

During the six months ended June 30, 2019, net cash used in operating activities was $10.0 million, consisting primarily of a net loss of $16.0 million. This was offset by non-cash charges of $1.0 million and an increase in net operating liabilities of $4.9 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense and non-cash interest expense related to amortization of debt discount associated with the 2017 Loan Agreement. The increase in net operating liabilities related to accrued expenses for device development costs and materials.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, net cash used by investing activities was $40.5 million, consisting of purchases of short term investments.

There was no cash from investing activities during the six months ended June 30, 2019.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $60.4 million, consisting primarily of net proceeds of $50.2 million from the public offering, net proceeds of $10.4 million from the at-the-market offering and stock option exercises. The proceeds were offset by the $0.8 million Exit Fee associated with the 2019 Loan Agreement and tax obligations on the settlement of restricted stock units.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2020, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 24, 2020 (the “2019 Annual Report on Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, which was filed with the SEC on May 12, 2020 (the “March 31 Quarterly Report on Form 10-Q”). Aside from the below, there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K, as supplemented and amended by the risk factors disclosed in the March 31 Quarterly Report on Form 10-Q.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. We cannot guarantee that the FDA will be able to complete any required inspections or take other necessary actions with respect to our NDA by the Prescription Drug User Fee Act target action date of December 30, 2020. A delay in the review of our NDA could have a material impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amendment No. 1 to the Company’s Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on June 10, 2020)

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

†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: August 13, 2020	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)