Form 10-Q
period 2020-09-30
scPharmaceuticals Inc.
filed 2020-11-16
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the Registrant had 27,320,959 common shares, $0.0001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

We are heavily dependent on the success of our product candidates and, in particular, our lead product candidate, FUROSCIX. We cannot give any assurance that we will receive regulatory approval for this product candidate or any other product candidates, which is necessary before they can be commercialized.

•	If we are not able to obtain required regulatory approvals, we will not be able to commercialize FUROSCIX, and our ability to generate revenue will be materially impaired.
•	If we fail to produce FUROSCIX, if approved, in the volumes that we require on a timely basis, we may face delays in our commercialization efforts.
•

We intend to utilize the 505(b)(2) pathway for the regulatory approval of FUROSCIX, and an NDA submitted under Section 505(b)(2) may subject us to a patent infringement lawsuit that would delay or prevent the review or approval of FUROSCIX.

•	COVID-19 may materially and adversely affect our business and our financial results, including the pending approval of FUROSCIX and our intended commercial launch of FUROSCIX, if approved.
•

The commercial success of FUROSCIX and any other product candidates, if approved, depends upon attaining market acceptance by hospital networks, physicians, patients, third-party payers and the medical community.

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell FUROSCIX, if approved, we may be unable to generate any revenue.
•	We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future success.
•	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future; we may never achieve or maintain profitability.
•	We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
•

Our success depends on our ability to protect our intellectual property and proprietary technology, as well as the ability of our collaborators to protect their intellectual property and proprietary technology.

•	If we fail to comply with our obligations under our existing and any future intellectual property license with third parties, we could lose license rights that are important to our business.
•

We may be subject to product liability lawsuits related to our product candidates, if approved, which could divert our resources, result in substantial liabilities and reduce the commercial potential of our product candidates.

•

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons. Clinical failure may occur at any stage of clinical development, and the results of our clinical trials may not support our proposed indications for our product candidates.

•	Our failure to successfully identify, develop and market additional product candidates could impair our ability to grow.
•	We depend heavily on our executive officers, directors and principal consultants and the loss of their services would materially harm our business.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

i

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

•

the timing or likelihood of other regulatory filings and approvals;

the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;

•

the commercialization of FUROSCIX, if approved, including launch preparation, ability to interact with physicians, patient access to FUROSCIX, manufacturing and supply chain, including any delays related to COVID-19 in our ongoing Health Economics and Outcomes Research study and future planned Phase 4 studies of FUROSCIX incorporating the SmartDose drug delivery system to support the pricing and access to our product candidates;

•	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;

•	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;

•	the initiation, timing, progress and results of our research and development programs, including future preclinical and clinical studies;

•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;

•	our ability to identify additional product candidates;

•	the implementation of our strategic plans for our business, product candidates and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;

•	our ability to maintain and establish collaborations;

•	our financial performance;

•	developments relating to our competitors and our industry, including the impact of government regulation; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2019	2020
Assets
Current assets
Cash and cash equivalents	$72,624	$44,278
Short term investments	-	70,061
Prepaid expenses	2,619	1,091
VAT receivable	310	112
Other current assets	94	146
Total current assets	75,647	115,688
Restricted cash	182	182
Property and equipment, net	127	102
Right-of-use lease assets - operating, net	1,179	910
Deposits and other assets	148	78
Total assets	$77,283	$116,960
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,142	$839
Accrued expenses	3,688	5,910
Lease obligation - operating, short term	407	448
Total current liabilities	5,237	7,197
Term loan, long term	18,915	19,170
Lease obligation - operating, long term	943	600
Derivative liability	765	-
Other liabilities	58	178
Total liabilities	25,918	27,145
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2020; 19,418,955 and 27,320,459 shares issued and outstanding as of December 31, 2019 and September 30, 2020, respectively	2	3
Additional paid-in capital	180,818	243,684
Accumulated deficit	(129,455)	(153,880)
Accumulated other comprehensive gain	-	8
Total stockholders’ equity	51,365	89,815
Total liabilities and stockholders’ equity	$77,283	$116,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Operating expenses:
Research and development	$4,293	$5,119	$16,314	$14,404
General and administrative	1,996	3,319	6,158	8,359
Total operating expenses	6,289	8,438	22,472	22,763
Loss from operations	(6,289)	(8,438)	(22,472)	(22,763)
Other income (expense)	83	19	61	(13)
Interest income	397	36	1,350	281
Interest expense	(398)	(655)	(1,121)	(1,930)
Net loss	$(6,207)	$(9,038)	$(22,182)	$(24,425)
Net loss per share — basic and diluted	$(0.33)	$(0.33)	$(1.19)	$(1.03)
Weighted average common shares outstanding — basic and diluted	18,584,327	27,319,465	18,580,192	23,644,580

Other comprehensive loss:
Unrealized gain on short term investments	$-	$8	$-	$8
Comprehensive loss	$(6,207)	$(9,030)	$(22,182)	$(24,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$—	$51,365
Net loss	—	—	—	(7,092)	—	(7,092)
Issuance of common stock under at-the-market offering net of commissions and issuance costs (Note 10)	1,502,892	—	10,253	—	—	10,253
Issuance of common stock upon exercise of stock options	30,143	—	154	—	—	154
Vesting of restricted stock	29,890	—	(84)	—	—	(84)
Stock-based compensation	—	—	508	—	—	508
At March 31, 2020	20,981,880	2	191,649	(136,547)	—	55,104
Net loss	—	—	—	(8,295)	—	(8,295)
Common stock offering, net of commissions and issuance costs (Note 10)	6,220,589	1	50,147	—	—	50,148
Issuance of common stock upon exercise of stock options	85,528	—	561	—	—	561
Vesting of restricted stock	—	—	(80)	—	—	(80)
Stock-based compensation	—	—	621	—	—	621
At June 30, 2020	27,287,997	3	242,898	(144,842)	—	98,059
Net loss	—	—	—	(9,038)	—	(9,038)
Issuance costs	—	—	40	—	—	40
Issuance of common stock upon exercise of stock options	500	—	2	—	—	2
Vesting of restricted stock	31,962	—	—	—	—	—
Stock-based compensation	—	—	744	—	—	744
Unrealized gain on short term investments	—	—	—	—	8	8
At September 30, 2020	27,320,459	$3	$243,684	$(153,880)	$8	$89,815

At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$—	$78,744
Net loss	—	—	—	(8,719)	—	(8,719)
Issuance of common stock upon exercise of stock options	11,141	—	18	—	—	18
Stock-based compensation	—	—	355	—	—	355
At March 31, 2019	18,580,430	2	175,574	(105,178)	—	70,398
Net loss	—	—	—	(7,255)	—	(7,255)
Stock-based compensation	—	—	326	—	—	326
At June 30, 2019	18,580,430	2	175,900	(112,433)	—	63,469
Net loss	—	—	—	(6,207)	—	(6,207)
Issuance of common stock under at-the-market offering net of commissions and issuance costs (Note 10)	40,300	—	256	—	—	256
Issuance of common stock upon exercise of stock options	9,000	—	35	—	—	35
Stock-based compensation	—	—	333	—	—	333
At September 30, 2019	18,629,730	$2	$176,524	$(118,640)	$—	$57,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2020
Cash flows from operating activities
Net loss	$(22,182)	$(24,425)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	29	25
Amortization expense - right-of-use leased assets - operating	241	270
Accretion of discount on investments	-	45
Stock-based compensation	1,014	1,873
Non-cash interest expense	260	380
Fair value adjustment to derivative liability	3	30
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,088	1,671
Accounts payable, accrued expenses and other liabilities	3,940	1,618
Net cash used in operating activities	(15,607)	(18,513)
Cash flows from investing activities
Purchases of short term investments	-	(70,161)
Net cash used in investing activities	-	(70,161)
Cash flows from financing activities
Proceeds from common stock offering, net	-	50,187
Proceeds from at-the-market offering, net	70	10,388
Proceeds from term loan, net of costs	9,568	-
Proceeds from the exercise of vested stock options	53	717
Payment of term loan exit fee	-	(800)
Settlements of restricted stock units for tax withholding obligations	-	(164)
Net cash provided by financing activities	9,691	60,328
Net decrease in cash, cash equivalents and restricted cash	(5,916)	(28,346)
Cash, cash equivalents and restricted cash at beginning of period	89,660	72,806
Cash, cash equivalents and restricted cash at end of period	$83,744	$44,460
Supplemental cash flow information
Interest paid	$925	$1,471
Taxes paid	$296	$144
Supplemental non-cash information
Issuance of derivative in connection with modification of term loan	$763	$-
Transfer of issuance costs from other noncurrent assets to equity	$3	$-

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

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2019 and 2020 and condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Liquidity

As of September 30, 2020, the Company had an accumulated deficit of approximately $153.9 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of September 30, 2020, the Company had cash, cash equivalents, restricted cash, and marketable securities of $114.5 million. The Company believes that its existing cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

As of September 30, 2020, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2019	September 30, 2020
Cash and cash equivalents	$72,624	$44,278
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,806	$44,460

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities consist of United States Treasury securities, mortgage-backed securities, corporate debt securities and commercial paper. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

Investments

The Company invests excess cash balances in available-for-sale debt securities. The Company determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At September 30, 2020, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net loss	$(6,207)	$(9,038)	$(22,182)	$(24,425)
Weighted-average shares used in computing net loss per share	18,584,327	27,319,465	18,580,192	23,644,580
Net loss per share, basic and diluted	$(0.33)	$(0.33)	$(1.19)	$(1.03)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Stock options to purchase common stock	1,424,018	2,183,217	1,424,018	2,183,217
Unvested restricted stock units	160,900	80,450	160,900	80,450
Total	1,584,918	2,263,667	1,584,918	2,263,667

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments, by category, as of September 30, 2020 (in thousands):

Investments - Current:	September 30, 2020
Debt securities - available-for-sale	$70,061
Total	$70,061

A summary of the Company’s available-for-sale classified investments as of September 30, 2020 consisted of the following (in thousands):

	At September 30, 2020
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$39,710	$5	$-	$39,715
Mortgage-backed securities	4,498	1	-	4,499
Corporate debt securities	12,063	2	-	12,065
Commercial paper	13,782	-	-	13,782
Total	$70,053	$8	$-	$70,061

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2020 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$70,053	$70,061
Total	$70,053	$70,061

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2019	September 30, 2020
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(102)	(127)
Property and equipment, net		$127	$102

Depreciation expense for the three months ended September 30, 2019 and September 30, 2020 was $10,000 and $8,000, respectively.

Depreciation expense for the nine months ended September 30, 2019 and September 30, 2020 was $29,000 and $25,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2019	September 30, 2020
Contract research and development	$2,001	$3,308
Employee compensation and related costs	1,250	1,636
Consulting and professional service fees	296	811
Interest	91	85
State taxes	49	70
Other	1	-
Total accrued expenses	$3,688	$5,910

7. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At September 30, 2020, there were 703,136 options outstanding under the 2014 Stock Plan.

As of September 30, 2020, there were 3,891,429 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 265,203 options that have been forfeited from the 2014 Stock Plan.

At September 30, 2020, there were 2,312,300 options available for issuance under the 2017 Stock Plan, 1,480,081 options outstanding and 80,450 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but, is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2020
Risk-free interest rate	1.61%-2.51%	0.33% - 1.71%
Expected dividend yield	0%	0%
Expected life	5.5-6.1 years	5.5-6.6 years
Expected volatility	72%-74%	72%-75%
Weighted-average grant date fair value	$2.17	$4.25

The following table summarizes information about stock option activity during the nine months ended September 30, 2020 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2019	1,439,518	$6.09
Granted	923,700	6.63
Exercised	(116,171)	6.17
Forfeited	(63,830)	9.77
Outstanding, September 30, 2020	2,183,217	$6.20	7.97	$4,278
Vested and exercisable, September 30, 2020	1,015,997	$5.72	6.76	$2,649
Vested and expected to vest, September 30, 2020	1,812,650	$6.11	7.70	$3,827

Of the options granted in the nine months ended September 30, 2020, 226,110 were performance-based options. Vesting of these performance-based options is contingent on the occurrence of certain regulatory and commercial milestones. The Company is recognizing the expense as straight-line over the expected performance achievement term.

The following table summarizes information about RSU activity during the nine months ended September 30, 2020:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2019	160,900	$3.25
Granted	—	—
Vested	(80,450)	3.25
Forfeited	—	—
RSUs outstanding at September 30, 2020	80,450	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As a result of a regulatory milestone, 31,962 common shares were issued on July 2, 2020.

Unrecognized compensation expense related to unvested options as of September 30, 2020 was $2.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.3 years. Unrecognized compensation expense related to unvested RSUs as of September 30, 2020 was $105,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.3 years.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Research and development	$75	$213	$215	$534
General and administrative	258	531	799	1,339
Total	$333	$744	$1,014	$1,873

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

The following table summarizes the Company’s assets as of September 30, 2020 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$43,006	$43,006	$—	$—
Total cash equivalents	43,006	43,006	—	—

United States Treasury securities	39,715	39,715	—	—
Mortgage-backed securities	4,499	—	4,499	—
Corporate debt securities	12,065	—	12,065	—
Commercial paper	13,782	—	13,782	—
Investments	70,061	39,715	30,346	—

Total	$113,067	$82,721	$30,346	$—

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at September 30, 2020 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

The Company entered into an Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the lenders upon the occurrence of an exit event (the “Exit Fee). The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). The Company paid the Exit Fee during the nine months ended September 30, 2020 in conjunction with the Company’s public offering, which was deemed to be an exit event pursuant to the Exit Agreement (Note 10). Prior to the public offering, the Company recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability in 2020.

As of September 30, 2020, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the three and nine months ended September 30, 2020, the Company recorded $94,000 and $260,000, respectively, related to the amortization of debt discount associated with the 2019 Loan Agreement. For the three and nine months ended September 30, 2019, the Company recorded $5,000 related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2020, the Company recorded $40,000 and $120,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the three and nine months ended September 30, 2019, the Company recorded $6,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

September 30, 2020
Face value	$20,000
Less: discount	(830)
Total	$19,170
Less: current portion	-
Total	$19,170

As of September 30, 2020, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total	$20,000

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

During the three months ended September 30, 2019, the Company sold a total of 40,300 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $6.63 per share for net proceeds of $259,000. During the three months ended September 30, 2019, the Company incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program. The Company charged $3,000 of these costs against additional paid in capital upon issuance of shares during the three months ended September 30, 2019.

During the three months ended March 31, 2020, the Company sold a total of 1,502,892 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the program. The Company charged $135,000 in costs related to establishing and activating the program against additional paid in capital upon issuance of shares in 2020.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2020 (in thousands):

Year ended:
December 31, 2020	$134
December 31, 2021	537
December 31, 2022	496
Total minimum lease payments	1,167
Less imputed interest	(119)
Total	$1,048

	Nine Months Ended September 30,
	2019	2020
Lease cost:
Operating lease cost	$368	$365
Short-term lease cost	6	-
Sublease income	(38)	(38)
Total lease cost	$336	$327
Other information
Cash paid for amounts included in the measurement of lease liabilities	$384	$391
Operating cash flows from operating leases	$(21)	$(32)
Weighted-average remaining lease term - operating leases	3.2 years	2.2 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, on June 30, 2020. The resubmission was a response to a Complete Response Letter, or CRL, from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device. The resubmission incorporated our next generation device which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system (SmartDose is a registered trademark of West Pharma. Services IL, Ltd., a subsidiary of West, in the United States and other jurisdictions). On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of December 30, 2020 for completion of its review of the NDA. We have received a General Advice Letter from the FDA indicating that West’s facility in Scottsdale, Arizona will need to undergo a routine pre-approval inspection. We are actively working with the FDA to address this inspection prior to the PDUFA target action date.

We began enrollment for FREEDOM-HF, a prospective clinical trial evaluating overall and heart failure-related costs for subjects treated with FUROSCIX for 30 days post-discharge from the emergency department compared to patients who remain in the hospital for 24 to 72 hours following hospitalization. Data is expected in the second quarter of 2021 to support the planned commercial launch of FUROSCIX, if approved.

We have funded our operations from inception through September 30, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of September 30, 2020, we had an accumulated deficit of $153.9 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continue research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have generally remained operational. The extent of the impact of the COVID-19 pandemic on the timing of the FDA’s review of the FUROSCIX NDA and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, including the ability of the FDA to inspect facilities required for approval of our NDA, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2020 (in thousands):

	Three Months Ended September 30,		Increase
	2019	2020	(Decrease)
Operating expenses:
Research and development	$4,293	$5,119	$826
General and administrative	1,996	3,319	1,323
Total operating expenses	6,289	8,438	2,149
Loss from operations	(6,289)	(8,438)	2,149
Other income	83	19	(64)
Interest income	397	36	(361)
Interest expense	(398)	(655)	257
Net loss	$(6,207)	$(9,038)	$2,831

Research and development expenses. R&D expenses were $5.1 million for the three months ended September 30, 2020, compared to $4.3 million for the three months ended September 30, 2019. The increase of $0.8 million was primarily attributable to a $0.9 million increase in clinical study activity, a $0.5 million increase in employee-related costs and a $0.2 million increase in regulatory and patent-related costs, which was partially offset by a $0.5 million decrease in pharmaceutical preparation costs and a $0.3 million decrease in device development costs.

General and administrative expenses. G&A expenses were $3.3 million for the three months ended September 30, 2020, compared to $2.0 million for the three months ended September 30, 2019. The increase of $1.3 million was primarily attributable to a $0.8 million increase in employee-related costs, a $0.2 million increase in costs related to operating as a public company, including director and officer’s insurance and investor and public relations costs, and a $0.3 million increase in commercial preparation costs.

Other income. Other income was $19,000 for the three months ended September 30, 2020, compared to $83,000 for the three months ended September 30, 2019. The decrease in income of $64,000 was primarily attributable to decreased foreign currency activity.

Interest income. Interest income was $36,000 for the three months ended September 30, 2020 compared to $397,000 for the three months ended September 30, 2019. The decrease of $361,000 was primarily attributable to lower interest rates on our financial instruments.

Interest expense. Interest expense was $0.7 million for the three months ended September 30, 2020 compared to $0.4 million for the three months ended September 30, 2019. The increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank, which increased the principal from $10.0 million to $20.0 million.

Comparison of Nine Months Ended September 30, 2019 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2020 (in thousands):

	Nine Months Ended September 30,		Increase
	2019	2020	(Decrease)
Operating expenses:
Research and development	$16,314	$14,404	$(1,910)
General and administrative	6,158	8,359	2,201
Total operating expenses	22,472	22,763	291
Loss from operations	(22,472)	(22,763)	291
Other income (expense)	61	(13)	74
Interest income	1,350	281	(1,069)
Interest expense	(1,121)	(1,930)	809
Net loss	$(22,182)	$(24,425)	$2,243

Research and development expenses. R&D expenses were $14.4 million for the nine months ended September 30, 2020, compared to $16.3 million for the nine months ended September 30, 2019. The decrease of $1.9 million was primarily attributable to one-time costs in 2019, including $1.7 million in materials related to the first-generation device and $1.0 million in severance costs, a decrease of $2.2 million in device development costs, and a $0.4 million decrease in pharmaceutical development costs in the nine months ended September 30, 2020. The decrease was partially offset by a $1.7 million increase in clinical study activity, a $1.1 million increase in employee-related costs, a $0.5 million increase in regulatory and patent-related costs, and a $0.1 million increase in contract services for medical affairs.

General and administrative expenses. G&A expenses were $8.4 million for the nine months ended September 30, 2020, compared to $6.2 million for the nine months ended September 30, 2019. The increase of $2.2 million was primarily attributable to a $1.5 million increase in employee-related costs, a $0.5 million increase in costs related to operating as a public company, including director and officer’s insurance and investor and public relations costs, a $0.3 million increase in legal costs, and a $0.3 million increase in commercial preparation costs. The increase was partially offset by $0.4 million in severance costs recognized in 2019.

Other income (expense). Other expense was $13,000 for the nine months ended September 30, 2020, compared to other income of $61,000 for the nine months ended September 30, 2019. The increase in expense of $74,000 was primarily attributable to the fair value adjustment to the derivative liability and decreased foreign currency activity.

Interest income. Interest income was $0.3 million for the nine months ended September 30, 2020, compared to $1.4 million for the nine months ended September 30, 2019. The decrease of $1.1 million was primarily attributable to lower interest rates on our financial instruments.

Interest expense. Interest expense was $1.9 million for the nine months ended September 30, 2020, compared to $1.1 million for the nine months ended September 30, 2019. The increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank, which increased the principal from $10.0 million to $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through September 30, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of September 30, 2020, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, net cash proceeds of $18.8 million from borrowings under our term loan, net cash proceeds of $13.5 million from sales of convertible notes, net cash proceeds of $50.2 million from the public offering and net cash proceeds of $14.4 million from the sale of common stock in our at-the-market offering. As of September 30, 2020, we had cash, cash equivalents and restricted cash of $44.5 million and short term investments of $70.1 million.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(15,607)	$(18,513)
Investing activities	-	(70,161)
Financing activities	9,691	60,328
Net decrease in cash, cash equivalents and restricted cash	$(5,916)	$(28,346)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $18.5 million, consisting primarily of a net loss of $24.4 million. This was offset by non-cash charges of $2.6 million and an increase in net operating liabilities of $3.3 million. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement, accretion of discount on investments and the fair value adjustment to the derivative liability.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash used by investing activities was $70.2 million, consisting of purchases of short term investments.

There was no cash from investing activities during the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $60.3 million, consisting primarily of net proceeds of $50.2 million from the public offering, net proceeds of $10.4 million from the at-the-market offering and stock option exercises. The proceeds were offset by the $0.8 million Exit Fee associated with the 2019 Loan Agreement and tax obligations on the settlement of restricted stock units.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2020, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Our business involves material and other risks, some of which are summarized and described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Risks Related to our Product Candidates

Risks Related to Approval and Commercialization of our Product Candidates

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

We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose drug delivery system. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA.

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

If we are not able to obtain required regulatory approvals, we will not be able to commercialize FUROSCIX, and our ability to generate revenue will be materially impaired. There is no assurance that, if approved, our commercialization efforts with respect to FUROSCIX will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our goals.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA has already delayed our timeline to commercialization of FUROSCIX by issuing a CRL in June 2018 with respect to our NDA for FUROSCIX. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020 and on July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA. Moreover, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. In addition, the FDA:

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

•

may not find the data from bioequivalence studies and/or clinical trials sufficient to obtain marketing approval in the United States, including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

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

•

may delay the timing of routine or pre-approval inspections due to COVID-19, which could impact the approval process, or identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacturing of our product candidates;

•	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
•	may change its approval policies or adopt new regulations; or
•	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

To date, most patients who have been evaluated in studies of our product candidates have been treated with versions of our product candidates incorporating the sc2Wear Infusor. As of February 2019, we have discontinued use of the sc2Wear Infusor in our product candidates and have pivoted to incorporate the next generation SmartDose drug delivery system. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary, wearable, SmartDose drug delivery system. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA. If we are required to conduct additional testing or additional clinical studies, it could adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

We are pursuing a regulatory pathway pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, for the approval of FUROSCIX, which allows us to rely on existing clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could require additional information to sufficiently demonstrate safety and efficacy to support approval.

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

Because our product candidates are designed to be self-administered subcutaneously by patients, they are drug-device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. For example, we resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary, wearable, SmartDose drug delivery system. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA. Further, we cannot assure you that the FDA will not require device modifications with respect to this next generation device following its review of any regulatory submission that we make. Any such findings could further delay regulatory approval for FUROSCIX or any of our other product candidates that incorporate our next generation device.

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

Risks Related to Clinical Development

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons.

Beyond FUROSCIX, we intend to identify, develop and market additional product candidates,. However, we may not be able to commence or complete the clinical trials that would support the submission of an NDA to the FDA or marketing authorization to any other regulatory agency. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

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

Additionally, several of our past and planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, patients treated with FUROSCIX have experienced drug-related side effects including local skin effects such as reddening, or erythema, bruising and pain, which were mild or moderate in severity. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. It is possible that there may be side effects associated with our other product candidates’ use. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such products;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•	we may be required to change the way such products are distributed or administered, conduct additional clinical trials or change the labeling of the products;
•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to recall or remove such products from the marketplace; or
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; or
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, and could substantially increase the costs of commercializing our products and significantly impact our ability to successfully commercialize our products and generate revenues. Any of these occurrences may harm our business, financial condition and prospects.

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

Risks Related to Acceptance, Sales, Marketing and Competition

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

We are in the process of establishing sufficient infrastructure for the sales, marketing or distribution of FUROSCIX, if approved, and for our other product candidates, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. In order to market FUROSCIX, if approved by the FDA, we must continue to build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services.

We are in the early stages of establishing a sales force to promote FUROSCIX to hospital networks, healthcare providers and third-party payers in the United States, if we obtain FDA approval. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of FUROSCIX. For example, if we recruit any sales representatives or establish marketing capabilities prior to the commercial launch of FUROSCIX and the commercial launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians in order to educate physicians about our product candidates, once approved; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Risks Related to the COVID-19 Pandemic

COVID-19 may materially and adversely affect our business and our financial results, including the pending approval of FUROSCIX and our intended commercial launch of FUROSCIX, if approved.

The ongoing and developing COVID-19 pandemic may continue to have a negative impact on the global economy which could impact our business and results of operations. The continued spread of COVID-19 could adversely impact our operations. For instance, the COVID-19 pandemic may negatively affect the operations of third-party suppliers, which could result in delays or disruptions in the supply of our product candidates. Furthermore, COVID-19 may delay enrollment in any future clinical trials due to prioritization of hospital resources toward the pandemic and restrictions in travel. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Similarly, the FDA may not be able to conduct any required inspection prior to the PDUFA target action date due to restrictions on travel and public health concerns related to COVID-19. As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. Any delay in the inspection could negatively impact our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including encouraging all employees to work remotely. Strict protocols have been established for any employee working in the office. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, encouraging all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. We have received a General Advice Letter from the FDA indicating that West’s facility in Scottsdale, Arizona will need to undergo a routine pre-approval inspection. While we are actively working with the FDA to address this inspection prior to the PDUFA target action date, we cannot guarantee that the FDA will be able to complete the inspection or take other necessary actions with respect to our NDA by the PDUFA target action date of December 30, 2020, which could result in the FDA issuing us a complete response letter or deferring action on our NDA if an in-person inspection is required and cannot be completed timely. A delay in the review of our NDA could have a material impact on our results of operations.

Risks Related to Manufacturing, Supply and Use

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

For example, in our Phase 3 Product Design Clinical Validation study, there were four cases in which the FUROSCIX administered doses fell below the predefined criteria. One case was determined to be a dispensing failure, and the remaining three cases were determined to be caused by an undetected incomplete filling of the sc2Wear Infusor, likely due to user errors. As a result, the study did not meet its specified primary endpoints. If we are not successful in promoting the proper use of FUROSCIX, if approved, by patients, healthcare professionals and caregivers, we may not be able to achieve market acceptance or effectively commercialize FUROSCIX.

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

Risks Related to Our Financial Position and Capital Requirements

Risks Related to Past Financial Condition

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future; we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $22.2 million and $24.4 million for the nine months ended September 30, 2019 and 2020, respectively. In addition, our accumulated deficit as of September 30, 2020 was $153.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of our lead product candidate, FUROSCIX, if approved.  On July 27, 2020, the FDA accepted our NDA resubmission for our lead product candidate, FUROSCIX and set a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020 for the completion of its review of the NDA.

We anticipate that our expenses will increase substantially if and as we:

•	continue pursuing regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;

•	continue to build our sales, marketing, distribution and other commercial infrastructure and manufacture commercial inventory in anticipation of the potential regulatory approval of FUROSCIX;
•	initiate and continue research, preclinical and clinical development efforts for FUROSCIX and any additional or future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory and marketing approvals for other product candidates that successfully complete clinical trials;
•	manufacture larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, commercial, scientific and sales and marketing personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development.

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

We commenced operations in 2013. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials for our product candidates. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance the development of FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary, wearable, SmartDose drug delivery system. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA. There can be no assurance that FUROSCIX will be approved by the FDA. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

There can be no guarantee that the FDA will approve FUROSCIX in a timely fashion, if at all. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and begin to sell, FUROSCIX. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

Risks Related to Future Financial Condition

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing our product programs is a time-consuming, expensive and uncertain process that takes years to complete. We resubmitted our NDA for FUROSCIX to the FDA on June 30, 2020. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA. In addition, if

FUROSCIX or any of our other product candidates are approved, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to continue to use our existing unrestricted cash primarily for development activities related to the advancement of FUROSCIX, pre-commercial planning and commercialization of FUROSCIX, if approved, automation necessary to increase capacity for our delivery technology, research and development, and for working capital and other general corporate purposes. We will be required to expend significant funds in order to commercialize FUROSCIX, as well as other product candidates we may seek to develop. In any event, our existing unrestricted cash may not be sufficient to fund all of the efforts that we plan to undertake, including the development of any of our product candidates. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Risks Related to Government Regulation

Risks Related to Ongoing Regulatory Obligations

If we are unable to achieve and maintain coverage and adequate levels of reimbursement for our product candidates, if approved, their commercial success may be severely hindered.

Successful sales of FUROSCIX and any other product candidates that receive regulatory approval depend on the availability of adequate coverage and reimbursement rates from third-party payers, including governmental healthcare programs, such as Medicare and Medicaid, commercial payers, and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement rates from governmental healthcare programs and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for a given product, the resulting reimbursement rates might not be sufficient to achieve or sustain profitability or may require co-payments that patients find unacceptably high, thereby discouraging their use of our products. Additionally, third-party payers may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our product candidates. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for FUROSCIX and any other product candidates that we attempt to commercialize will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies, or may apply formulary controls (e.g., prior authorization or step therapy requirements, higher co-payments) to restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payers, whether foreign or domestic, and whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the United States, the principal decisions about reimbursement for new medications are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, no uniform policy for coverage and reimbursement of products exists among third-party payers. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that a medication is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental nor investigational. Therefore, coverage of and reimbursement rates for products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific, clinical, and cost-effectiveness data for the use of our products to each payer separately, with no assurance that coverage will be applied consistently or obtained in the first instance.

There may also be delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, for example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services. We may also increasingly be required to provide discounts on our products to governmental healthcare programs, commercial payers and health maintenance organizations.

Further, we believe that future coverage and reimbursement rates will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage for our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

For NDAs submitted under section 505(b)(2), the patent certification and related provisions of the Hatch-Waxman Act apply. Accordingly, if we rely for approval on the safety or effectiveness information for a previously approved drug, referred to as a listed drug, we will be required to include patent certifications in our 505(b)(2) application regarding any patents covering the listed drug. If there are patents listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for the listed drug, and we seek to obtain approval prior to the expiration of one or more of those patents, we will be required to submit a Paragraph IV certification indicating our belief that the relevant patents are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of our 505(b)(2) application. Otherwise, our 505(b)(2) application cannot be approved by the FDA until the expiration of any patents listed in the Orange Book for the listed drug. In connection with our NDA for FUROSCIX that we resubmitted to the FDA in July 2020, we certified that there were no unexpired patents for furosemide contained in the Orange Book.

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

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Our business is heavily regulated and therefore involves significant interaction with public officials, which may in the future include officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers would be subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws.

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

The failure to comply with anti-bribery and anti-corruption laws, and other laws governing international business practices, may result in substantial fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of heightened monitoring by governmental authorities, and prohibitions on the conduct of our business. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

On March 27, 2020, President Trump signed into law the CARES Act in response to the U.S. COVID-19 pandemic. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of any approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we obtain any product approvals and experience shortages in the supply of our marketed products, our results could be materially impacted.

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

We may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off label promotion of our products or have disseminated false or misleading labeling, advertising or promotional materials.

Our promotional materials and training methods must comply with the FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off-label use of our products or that omit material facts or make false or misleading statements about the safety or efficacy of our products. We are responsible for training our marketing and sales force against promoting our product candidates for off-label use, but healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. The FDA also could conclude that a claim is misleading if it determines that there are inadequate nonclinical and/or clinical data supporting the claim, or if a claim fails to reveal material facts about the safety or efficacy of our products. If the FDA determines that our promotional labeling or advertising materials promote an off-label use or make false or misleading claims, it could request that we modify our promotional materials or training content or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties.

It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or false or misleading claims, the FDA or another regulatory agency could disagree with the manner in which we advertise and promote our products. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize FUROSCIX and may affect the prices we may obtain.

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

•

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	expansion of potential liability under federal healthcare fraud and abuse laws, including the False Claims Act, or FCA, and the Anti-Kickback Statute, or AKS;
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

•	expansion of the entities eligible for discounts under the 340B drug pricing program;
•	new requirements to annually report to CMS certain data on payments and other transfers of value to physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur on November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and similar future initiatives may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a plan to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority.

On July 24, 2020 and September 13, 2020, President Trump announced five executive orders related to prescription drug pricing that collectively attempt to implement several of the administration’s proposals, including, among other items, a policy that would impose “most favored nation” pricing for prescription drugs reimbursed by Medicare Parts B and D and a directive for HHS to finalize the rulemaking process on modifying the federal AKS safe harbors to address pharmaceutical manufacturer rebates provided to health plans and pharmacy benefit managers. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document on October 1, 2020 outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Healthcare providers, including physicians, and third-party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with principal investigators, healthcare professionals, consultants, third-party payers and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. The laws that will affect our operations include, but are not limited to, the following:

•

Anti-Kickback Statute. The federal AKS prohibits, among other things, individuals or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation or arranging of the purchase, lease or order of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. Although there are several statutory exceptions and regulatory safe harbors to the AKS protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or ordering of products may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person can be found guilty of violating the federal AKS without actual knowledge of the statute or specific intent to violate it. Violations may result in significant civil, criminal and administrative fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal FCA or federal Civil Monetary Penalties Law.

•

False Claims Laws. The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

•

HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (i.e., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal AKS, a person does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, imposes obligations on covered healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform services on their behalf that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. Such obligations include mandatory contractual terms and physical, technical and administrative safeguards, with respect to maintaining the privacy and security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, medical devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians (defined to include doctors of medicine or osteopathy, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

•

Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payers, and are generally broad and are enforced by many different federal and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources. In some cases, state laws require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing information, while other state and local laws require registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that our business practices, including our arrangements with physicians and other healthcare providers, some of whom received stock options as compensation for services provided, may be subject to challenge under current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs, including but not limited to, building out appropriate compliance program policies and procedures, processes and systems to promote ethical and compliant conduct. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Risks Related to Our Intellectual Property

Risks Related to Protecting our Intellectual Property

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

Patent applications are generally maintained in confidence until publication. In the United States, for example, patent applications are typically maintained in secrecy for up to 18 months after their filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to file patent applications on our product candidates. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection and trade secret protection for the formulations and compounds of our product candidates, the methods used to manufacture them, the related therapeutic targets and associated methods of treatment as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

•	we may not be the first to make the inventions covered by each of our patents and pending patent applications;
•	we may not be the first to file patent applications for these inventions;
•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under U.S. or foreign laws; or
•	if issued, the patents under which we hold rights may not be valid or enforceable.

In addition, to the extent that we are unable to obtain and maintain patent protection for one of our product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product candidate for follow-on indications.

We also may rely on trade secrets to protect our technologies or product candidates, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and patent applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Under the terms of some of our licenses, we do not have the ability to maintain or prosecute patents in the portfolio, and must therefore rely on third parties to comply with these requirements.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time and if we do not obtain protection under the Hatch-Waxman Act and similar non-U.S. legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States, if available, and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 (or Hatch-Waxman Act) permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reforms United States patent law in part by changing the U.S. patent system from a “first-to-invent” system to a “first-inventor-to-file” system, expanding the definition of prior art, and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 16, 2013.

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

Risks Related to Intellectual Property Claims or Litigation

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book for the listed drug; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. We can avoid certifying to a method-of-use patent if we do not seek approval of the patented condition of use. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner and NDA holder shortly after our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our 505(b)(2) application until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our application will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including interference and post-grant proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the formulations, use or manufacture of our product candidates. We cannot guarantee that any of our patent analyses including, but not limited to, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Many of our current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Our Reliance on Third Parties

Risks Related to Third Party Performance

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

We currently engage third-party manufacturers to manufacture FUROSCIX. For example, we have engaged a third-party manufacturer for the manufacture of the furosemide formulation used in FUROSCIX and we have engaged a third party designer and manufacturer to develop and manufacture the on-body delivery system for FUROSCIX. There is no guarantee that we can maintain our relationships with these manufacturers and we may incur added costs and delays in identifying and qualifying any replacements for such manufacturers. There is no assurance that we will be able to timely secure further needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to commercialize FUROSCIX. There may be difficulties and delays in scaling up to commercial quantities of FUROSCIX and the costs of manufacturing could be prohibitive. Beyond FUROSCIX, third parties also manufacture the materials that we require for the development of our other product candidates, and our reliance on these manufacturers for these activities carries similar risks as our reliance on third-party manufacturers in connection with FUROSCIX.

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

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our product supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

In order to produce sufficient quantities to meet the demand for any additional clinical trials and subsequent commercialization of FUROSCIX or any of our other product candidates in our pipeline or that we may develop, our third-party manufacturers will be required to increase their production and automate and otherwise optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to automate and otherwise optimize their manufacturing process to increase the product yield for the next generation SmartDose drug delivery system and other components of our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate revenues and have a material adverse impact on our business and results of operations.

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

Risks Related to Third Party Contracts

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

Risks Related to Employee Matters, Managing Growth and Business Operations

Risks Related to Employee Matters

We only have a limited number of employees to manage and operate our business.

As of September 30, 2020, we had 26 full-time employees. Our focus on the development of FUROSCIX has required us to optimize cash utilization and to manage and operate our business in a lean manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to commercialize FUROSCIX or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our company lacks experience commercializing products, which may have a material adverse effect on our business.

We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We are in the process of building our sales force and preparing for the launch of FUROSCIX, if approved. Since FUROSCIX, if approved, will be our first commercial product approved, we have not yet demonstrated an ability to commercialize a product candidate or to obtain marketing approval for a product candidate outside of the U.S. Therefore, our clinical development, and commercialization processes and our regulatory approval process in the U.S. or countries outside of the U.S. may involve more inherent risk, take longer, and cost more than it would if we were a company with a more significant operating history and had experience obtaining approval and marketing approval for and commercializing a product candidate.

Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, contract research organizations, principal investigators, suppliers and vendors may engage in fraud or other misconduct, including intentional, reckless and/or negligent conduct that fails to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, to provide true, complete and accurate information to the FDA or comparable non-U.S. regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Such misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation.

We have adopted a Code of Business Conduct and Ethics to aid our directors, officers, employees and certain designated agents in making ethical and legal decisions when conducting business on our behalf and performing their day-to-day duties. However, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a private person or governmental agency could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Business Operations and Growth

We expect to expand our organization and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to a different geographic area of the country. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the commercialization and development of FUROSCIX or additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be highly volatile and fluctuate substantially.

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of applications for FDA approval of FUROSCIX and other regulatory actions with respect to our product candidates;
•	the pricing, reimbursement and commercialization of FUROSCIX, if approved, and of other product candidates that may be approved;
•	regulatory actions with respect to our competitors’ products and product candidates;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the timing and results of clinical trials of our pipeline product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights, including proprietary rights that we in-license from third parties;

•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Based upon shares outstanding as of September 30, 2020, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 64.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*#	Supply Agreement, dated August 15, 2020, by and between West Pharmaceutical Services, Inc. and the Company.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

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

SCPHARMACEUTICALS INC.

Date: November 16, 2020	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)