Form 10-K
period 2020-12-31
scPharmaceuticals Inc.
filed 2021-03-23
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by

the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $112,980,004. The number of shares of registrant’s Common Stock outstanding as of March 22, 2021 was 27,355,453.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.

i

PART I

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

We are heavily dependent on the success of our product candidates and, in particular, our lead product candidate, FUROSCIX®. We cannot give any assurance that we will receive regulatory approval for this product candidate or any other product candidates, which is necessary before they can be commercialized.

•	If we are not able to obtain required regulatory approvals, we will not be able to commercialize FUROSCIX, and our ability to generate revenue will be materially impaired.
•	If we fail to produce FUROSCIX, if approved, in the volumes that we require on a timely basis, we may face delays in our commercialization efforts.
•

We intend to utilize the 505(b)(2) pathway for the regulatory approval of FUROSCIX, and a New Drug Application (“NDA”) submitted under Section 505(b)(2) may subject us to a patent infringement lawsuit that would delay or prevent the review or approval of FUROSCIX.

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

•

COVID-19 may materially and adversely affect our business and our financial results, including the activities required for the resubmission of the FUROSCIX NDA and our intended commercial launch of FUROSCIX, if approved.

•	Our failure to successfully identify, develop and market additional product candidates could impair our ability to grow.
•	We depend heavily on our executive officers, directors and principal consultants and the loss of their services would materially harm our business.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the completion of activities required for the resubmission of the FUROSCIX® NDA with the SmartDose drug delivery system on our current projected timelines and subsequent review and potential approval by the U.S. Food and Drug Administration, or FDA, including any delays in submission or approval related to COVID-19;

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

•	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;
•	the initiation, timing, progress and results of our research and development programs, including future preclinical and clinical studies;
•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	our ability to identify additional product candidates;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;
•	our ability to maintain and establish collaborations;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, on June 30, 2020. The resubmission was a response to a Complete Response Letter, or CRL, from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA prior to our June 30, 2020 resubmission, we decided to transition to our next generation device. The resubmission incorporated our next generation device which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system (SmartDose is a registered trademark of West Pharma. Services IL, Ltd., a subsidiary of West, in the United States and other jurisdictions).

On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020; however, on December 3, 2020, we received a second CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19.  No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. Based on the meeting, we will run additional modified bench tests on aged commercial units of the West SmartDose Gen II on-body infusor and anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities. We intend to resubmit our NDA in the third quarter of 2021.

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

OUR PLATFORM AND OTHER PIPELINE PROGRAMS

FUROSCIX to Treat Decompensated Heart Failure

Heart failure is a chronic disease resulting from impairment of the heart’s ability to pump blood and is one of the most common causes of hospital admissions in patients over 65 with at least 1-2 million hospitalizations in the United States annually. Patients with heart failure are prone to retain sodium and water in their blood stream and, as this accumulates, it can distribute to tissues. This extra fluid settling in the lungs, ankles and abdomen can cause symptoms ranging from weight gain, mild swelling and shortness of breath while walking to more severe symptoms, such as weakness, severe fatigue and difficulty breathing when sitting or lying down. Congestion is the most common cause of hospitalization for patients with heart failure.

Oral loop diuretics, such as furosemide, are the mainstay for the management and prevention of congestion in patients with heart failure. However, during periods of worsening congestion in heart failure, the bioavailability of oral furosemide is reduced and becomes highly variable. To overcome the limitation of oral furosemide in this setting, two strategies are typically employed.  First, the furosemide dose is typically doubled, and/or additional oral diuretics (thiazide diuretics) are incorporated to attempt to overcome the blunted pharmacological response to these agents.  Second, if this fails, clinicians often rely on giving IV diuretics, either in the hospital, an outpatient heart failure clinic or an infusion center, if available. Approximately 800,000 patients with symptoms of heart failure are admitted to the hospital by an emergency physician annually and we believe 50% of these admissions may be potentially avoided if patients could receive timely, effective treatment for symptomatic congestion outside of the hospital setting.

In addition to potentially unnecessary hospitalizations, it has been estimated that up to 50% of patients hospitalized for an episode of acute decompensated heart failure are discharged on oral diuretics with persistent signs and symptoms of congestion.  The presence of congestion at discharge has been associated with an increased risk of 30-day all-cause mortality and rehospitalization for heart failure.  The American College of Cardiology Foundation and the American Heart Association Task Force on Practice guidelines recommend that patients hospitalized for heart failure have a post discharge follow up visit within 14 days of hospital discharge.

Since symptoms of congestion generally worsen over several days or weeks, patients with heart failure could receive FUROSCIX at the first signs and symptoms of congestion, when the response to oral diuretics is not adequate.

Therefore, FUROSCIX may potentially offer an alternative outpatient route of administration of furosemide for heart failure patients to alleviate the signs and symptoms associated with congestion when responsiveness to oral diuretics is reduced and hospitalization is not indicated in order to potentially avoid unnecessary hospitalizations.

FUROSCIX is our novel formulation of furosemide contained in a pre-filled, Crystal Zenith® cartridge and self- administered subcutaneously via a single-use, disposable and wearable on-body delivery system. The user inserts the pre-filled cartridge into the wearable device, secures it to the abdomen via a medical-grade adhesive, and a subcutaneous infusion of FUROSCIX is administered through a pre-programmed, biphasic delivery profile with 30 mg administered over the first hour, followed by 12.5 mg per hour for the subsequent 4 hours (a total dose of 80 mg (10 mL) over 5 hours).

We believe that, if approved, FUROSCIX has the potential to provide a safe and effective solution that will enable IV-strength diuresis outside of the high-cost hospital setting. We believe FUROSCIX can potentially reduce the estimated 15 million days per year that heart failure patients spend in the hospital and thus reduce overall health care costs by decreasing both admissions and readmissions.

Subcutaneous FUROSCIX has the potential to:

•

Reduce hospital admission rates: Since symptoms of congestion generally worsen over several days or weeks, there is a window of opportunity to intervene. We believe FUROSCIX, if approved, could in certain instances avoid a hospitalization by providing IV-strength diuresis in an outpatient setting such as the physician’s office, a heart failure clinic or at home. It is estimated that 90% of patients presenting to the emergency department with worsening heart failure are admitted to the hospital and approximately 50% of those patients could potentially be safely discharged after demonstrating effective diuresis with parenteral therapy during a brief period of observation.

•

Reduce patient readmission: We believe FUROSCIX, if approved, could reduce the incidence of readmission for heart failure patients by providing IV-strength diuresis in the home post-hospital discharge. It is estimated that 30-50% of patients that are hospitalized for acute decompensated heart failure that are transitioned to oral furosemide prior to being discharged from the hospital have persistent symptoms of congestion at discharge. Persistent congestion may reduce the absorption of oral furosemide reducing the diuretic effect. As a result, patients are often readmitted to the hospital to receive IV furosemide. We believe FUROSCIX can break this cycle by providing IV-strength diuresis to patients shortly after discharge to reduce the rate of readmissions for decompensated heart failure.

If approved, FUROSCIX may potentially offer an outpatient therapeutic option to deliver IV-strength furosemide to potentially avoid the need for unnecessary, expensive hospitalizations which could improve patients’ quality of life with minimal interruption of daily living.

Clinical Development of FUROSCIX

We are developing FUROSCIX, a drug-device combination product, pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act in which we are relying on the FDA’s finding of safety and efficacy for the Listed Drug Furosemide (Injection, USP, 10 mg/mL; NDA 18667; Hospira, Inc.), which is indicated for intravenous (IV) and intramuscular (IM) injection for the treatment of edema in adult patients with congestive heart failure, cirrhosis of the liver and renal disease, including nephrotic syndrome.  Currently, there are no FDA-approved furosemide products for subcutaneous administration which could provide an alternative route of administration that could be used in the outpatient setting when the response to oral diuretics is not adequate.

FUROSCIX (Furosemide Injection, 80 mg/10 mL) is a novel, pH neutral formulation of furosemide being developed for administration via a subcutaneous infusion using a proprietary, wearable, pre-programmed on-body drug delivery system.  The currently available furosemide injection products are alkaline, with a pH of 8.0 – 9.3. Subcutaneous administration of IV/IM furosemide, USP formulation has been associated with local skin reactions, some severe, requiring discontinuation of treatment and local treatment of the complication which has been attributed to the alkaline pH of the furosemide formulation, volume of fluid administered and the rapid injection. There are currently no furosemide products approved by the FDA for subcutaneous administration.

We resubmitted our new drug application, or NDA, for FUROSCIX, with the FDA, on June 30, 2020. On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a PDUFA target action date of December 30, 2020; however, on December 3, 2020, we received a second CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19.  No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. Based on the meeting, we will run additional modified bench tests on aged commercial units of West SmartDose Gen II on-body infusor and anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities. We intend to resubmit our NDA in the third quarter of 2021.

Pharmacokinetic/Pharmacodynamic (PK/PD) Study

We conducted a pivotal, randomized, open-label crossover study from April to September 2015 to assess the relative bioavailability of FUROSCIX in 17 patients with heart failure.  In this study, FUROSCIX was delivered subcutaneously via the B. Braun Perfusor Space Infusion Pump. This study also evaluated diuresis and the urinary sodium excretion over eight hours and 24 hours post-dosing as the pharmacodynamic endpoints.

Treatment arms

In this study, the reference treatment was IV furosemide with two bolus injections of 40 mg dosed over two minutes, two hours apart. Our test treatment was FUROSCIX with 80 mg infused subcutaneously, with 30 mg over the first hour followed by 12.5 mg per hour over the subsequent four hours.

Comparative pharmacokinetic results

This study demonstrated bioequivalence in the concentration of drug delivered over time based upon the area under the curve, or AUC, between our subcutaneous formulation of furosemide and IV furosemide. Although the maximum concentration, or Cmax, of furosemide achieved was four-fold higher with IV injection compared to subcutaneous infusion, the bioavailability of subcutaneous infusion relative to intravenous injection was 99.6%, with a 90% confidence interval of 94.8% to 104.8%, thus meeting the FDA’s defined bioequivalence criteria limit of 80% to 125%. We believe that the difference in Cmax between IV injection and subcutaneous furosemide is attributable to the two bolus IV injections administered at the initiation of IV therapy. Nevertheless, the 5-hour infusion of FUROSCIX resulted in nearly complete bioavailability compared to two bolus IV injections of furosemide.

Comparative pharmacodynamic results

Total mean urine outputs for subcutaneous versus IV administration were 102% (2654 mL vs 2641 mL; p = 0.83) and 103% (3630 mL vs 3538 mL; p = 0.71) at 8 and 24 hours, respectively.  Total mean urine sodium excretion for subcutaneous versus IV administration were 97.3% (284 mmol vs 292 mmol; p = 0.78) and 97.4% (341 mmol vs 350 mmol; p = 0.80), at 8 and 24 hours, respectively. The total urine sodium excretion and urine output were comparable between our subcutaneous formulation of furosemide and IV furosemide.

Adhesive Validation Study

An open label, non-randomized, single-site study was conducted in healthy volunteers to evaluate the effectiveness and local skin tolerability of the 3M 9907W medical tape, the component of the FUROSCIX On-Body Infusor that adheres to the skin of the abdomen to deliver a subcutaneous infusion. After preparation, the device was attached to the skin of the abdomen and a simulated infusion began.  At the end of the 5 and 6-hour assessment time points, the devices were ≥ 50% adhered in 100% of the subjects and at both time points, the orange safety latch was not visible on any of the devices. The 3M 9907W medical tape was effective in maintaining the adhesion of the on-body infusor to the skin of the abdomen during a 6-hour wear time and no subjects had a complete device dislodgement of the on-body infusor for FUROSCIX.

Following a 6-hour wear time, 63.2% of the subjects exhibited minimal erythema or no evidence of skin irritation.  For those subjects with greater than minimal erythema, these effects were transient: 89.5% exhibited minimal erythema or no evidence of skin irritation when assessed at the 1-hour post device removal.  Pain and discomfort were assessed immediately after device removal.  Most subjects (60.5%) reported scores of 0 (no pain) or 1 on an 11-point pain scale. The majority of subjects (84.2%) reported no discomfort or mild discomfort upon removal of the device.

The 3M 9907W medical tape was able to maintain adhesion of the FUROSCIX On-Body Infusor device for the duration of the 6-hour wear time and was generally well tolerated.

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

Overall, the study, which was designed to measure eight observational use metrics, across 900 tasks including setup, starting of the infusion, responding to the on-body infusor alarm and finishing the procedure after the infusion demonstrated a user success rate of 99%.

Participants also performed well during the knowledge and reading comprehension tasks. Thirty-seven knowledge and comprehension tasks related to critical information were evaluated. Overall, across all 2,220 knowledge and comprehension tasks, participants experienced a user success rate of over 99.5%.

Based on the results from the human factors program that culminated with this validation study, we believe the following:

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

FREEDOM-HF - Furoscix Real-World Evaluation for Decreasing Hospital Admissions in Heart Failure

FREEDOM-HF is a multicenter, prospective adaptive clinical trial to evaluate differences in heart failure and overall costs between subjects receiving FUROSCIX outside the hospital and patients receiving intravenous furosemide in the hospital setting for 30-days after being discharged from the emergency department.  Differences in costs will be determined from a propensity-matched control arm derived from Truven Health Analytics MarketScan databases.  The study was designed to enroll up to 75 subjects in the FUROSCIX cohort to detect a statistically significant difference in 30-day overall and heart-failure related costs.  The study began enrollment in the fourth quarter of 2020 and we are expecting a top-line readout in the third quarter of 2021.

AT HOME-HF PILOT - Avoiding Treatment in the Hospital with Furoscix for the Management of Congestion in Heart Failure – A Pilot Study

AT-HOME-HF PILOT is a multicenter, randomized clinical trial designed to evaluate the clinical outcomes and safety of FUROSCIX compared to a “treatment as usual” approach in patients presenting to a heart failure clinic with chronic heart failure and fluid overload requiring augmented diuretic therapy.  The primary endpoint is the improvement in a composite/combined morbidity/mortality endpoint consisting of (1) cardiovascular death, (2) heart failure hospitalization, (3) urgent emergency department/clinic visit for worsening heart failure (defined as IV diuretics, augmentation of, or new administration of, metolazone) and (4) NT-proBNP at 30 days using the Finkelstein Schoenfeld method. We anticipate a sample size of 50 subjects (randomized 2:1) will provide adequate data on the effectiveness and safety of FUROSCIX and inform a pivotal clinical trial. The study is expected to begin enrollment in the first quarter of 2021 and to complete enrollment in the first quarter of 2022.

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

If approved, we believe that we can effectively commercialize FUROSCIX in the United States with an initial specialty sales force of approximately 35-40 representatives. We intend to initially pursue a highly-concentrated target market, which consists of 400 hospitals, associated clinics and office-based practices that, collectively account for 40% of all IV furosemide administered to heart failure patients based on current IMS Drug Distribution Data. We also plan to target the top ten Medicare Part D plans, which cover 80% of Medicare Part D patients. We conducted payer research on 14 payers, representing 22 to 29 million total Medicare lives. We found that reducing readmissions and increasing patient comfort were ranked as important potential attributes of FUROSCIX by the health plans and pharmacy benefit managers that were surveyed.

We intend to build a highly concentrated commercial infrastructure focused on distribution, promotion and customer support to healthcare providers in our key hospital targets and in office-based practices. Our target call points within these hospitals and practices will include heart failure specialists, cardiologists, emergency room doctors and heart failure nurse practitioners. To date, our market research with 309 healthcare professionals has indicated that 93% of our target prescribers would adopt FUROSCIX, if approved, with 80% intending to adopt FUROSCIX in the first six months of product availability. Furthermore, within the prescriber group of heart failure specialists, cardiologists and nurse practitioners that we intend to target at launch, the intent to adopt is 93%, 96% and 94%, respectively, and 89%, 88% and 86%, respectively, of those prescribers intend to adopt in the first six months of product availability. Based on our market research, healthcare professionals perceive the top potential advantages of FUROSCIX, if approved, as the ability to treat in the home setting, prevention of hospitalization, and avoidance of IV placement, while the lowest perceived barriers to adoption identified in the survey were the preference to monitor in a hospital setting, sufficiency of current medications and hospital guidelines or protocols. In addition, based on a last two patient exercise conducted in our quantitative market research with healthcare professionals, when given the option to change their prior treatment choice to FUROSCIX, if approved, 65% of healthcare practitioners in a clinic setting and 40% in a hospital setting responded that they would prescribe our product candidate. We expect to supplement our sales force with representatives in the medical science, nursing and reimbursement fields to support the proper training and utilization of FUROSCIX.

As part of our commercialization strategy, we plan to educate hospitals, healthcare practitioners, patients and caregivers of the benefits of FUROSCIX and its proper use. We plan to work with national associations, such as the Heart Failure Society of America (HFSA) and the American Association of Heart Failure Nurses (AAHFN), hospital networks and individual hospitals to update treatment and issue guidelines to include subcutaneous furosemide outpatient treatment plans. These guidelines are intended to provide information to hospitals and healthcare practitioners regarding treatment of outpatient heart failure patients with subcutaneous furosemide.

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

•

FUROSCIX: FUROSCIX is a proprietary furosemide formulation that is buffered to a neutral pH to enable subcutaneous administration via a proprietary wearable, pre-programmed on-body delivery system, based on the SmartDose drug delivery system. It is under development for the treatment of congestion due to volume overload in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. We plan to resubmit the NDA for FUROSCIX by the third quarter of 2021.

•

scCeftriaxone: We have filed an investigational new drug application, or IND, for scCeftriaxone, an antibiotic currently used intravenously for the treatment of infections caused by gram-positive and gram-negative organisms. To date, we have completed a PK study for scCeftriaxone. We are currently evaluating a suitable on-body delivery system to administer scCeftriaxone.

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

Additional Product Programs

We are leveraging our know-how for use in other clinical settings where subcutaneous delivery can improve IV treatments to develop a suite of product candidates that, like FUROSCIX, we believe can decrease the cost of treatment by moving treatment out of the hospital setting and eliminating the need for IV catheters. We expect to pursue the development of a subcutaneous carbapenem to treat infections caused by gram-negative infections and have completed initial feasibility work on a potential candidate. We also intend to identify other opportunities where subcutaneous delivery can improve patient treatment and reduce healthcare costs. We intend to evaluate market criteria to systematically choose potential product programs for our pipeline. We plan to look for product candidates that we believe allow us to clearly demonstrate value to patients and the healthcare system and that have large market potential and a concentrated specialty physician prescribing base. We expect to leverage our FUROSCIX sales force to promote additional products that we develop and commercialize.

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

Furosemide 8 mg/mL formulation

As of February 1, 2021, we own a patent family directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating congestion, hypertension and heart failure using the formulation of furosemide. This patent family includes U.S. Patent No. 9,884,039, directed to methods of treatment, U.S. Patent No. 10,272,064 directed to liquid pharmaceutical formulations, one pending U.S. patent application directed to methods of treatment and pharmaceutical formulations, one granted patent in each of China and Europe, two granted patents in Japan, one pending patent application in each of Canada and Europe, and three granted patents and seven pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2034, excluding any additional term in the United States for patent term adjustment. U.S. Patent Nos. 9,884,039 and 10,272,064 are scheduled to expire in April 2034.

Other furosemide formulations

As of February 1, 2021, we also own an international patent application filed under the Patent Cooperation Treaty (PCT) directed to compositions of matter of liquid pharmaceutical formulations containing an increased concentration of furosemide and methods of treating congestion, fluid overload, or hypertension using these formulations of furosemide. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. If we continue to pursue patent protection and file one or more patent applications with respect to our international PCT patent application, and if any patents issue based on the international PCT application, we expect such patents, if issued, to expire in 2040.

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

COMPETITION

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. Some of these companies are developing therapies that are directly competitive to our approach, and others are more generally developing therapies to treat heart failure. These companies include but are not limited to: Abbott Laboratories, Amgen, AstraZeneca, Bayer, Bioheart, Boston Scientific, Boehringer Ingelheim, GlaxoSmithKline, Johnson & Johnson, Eli Lilly and Company, Merck & Co., Medtronic, Novartis, Pfizer, Roche, Sanofi, Sarfez Pharmaceuticals, Servier Pharmaceuticals, SQ Innovation and Takeda Pharmaceutical Company. We believe the key competitive factors that will affect the development and commercial success of our product candidates include ease of administration and convenience of dosing, therapeutic efficacy, safety and tolerability profiles and cost. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop similar products for the treatment of heart failure or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

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

Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we plan to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the on-body infusor component of FUROSCIX, but this could change during the course of its review of any marketing application that we may submit. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

Other Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws, each as amended, as applicable:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties statute. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Further, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including Coronavirus Aid, Relief and Economic Security Act, or CARES Act, will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, which was signed into law on March 27, 2020 to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register.

Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Employees

As of December 31, 2020, we had 27 full-time employees, including six in research and development, 10 in clinical and medical affairs, regulatory affairs, and quality assurance, four in commercial and seven in finance, general administrative and executive administration.  None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose drug delivery system. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA. However, on December 3, 2020, we received a CRL from the FDA and subsequently held a Type A meeting with the FDA. In each, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. Based on the meeting, we will run additional modified bench tests on aged commercial units of the West SmartDose Gen II on-body infusor and anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA has already delayed our timeline to commercialization of FUROSCIX by issuing CRLs in June 2018 and December 2020 with respect to our NDA for FUROSCIX. As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. In addition, the FDA:

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

All completed and ongoing studies are registered at www.clinicaltrials.gov, as applicable. To the extent the results of these or other investigator-sponsored trials are inconsistent with, or different from, the results of our company-sponsored trials or raise concerns regarding FUROSCIX, the FDA or a foreign regulatory authority may question the results of the company-sponsored trials or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of FUROSCIX.

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

Because our product candidates are designed to be self-administered subcutaneously by patients, they are drug-device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. For example, we resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary, wearable, SmartDose drug delivery system. On December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19. No clinical deficiencies were noted. Based on our Type A meeting with the FDA, we will run additional modified bench tests on aged commercial units of the West SmartDose Gen II on-body infusor and anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities, both of which will cause delays in regulatory approval. We intend to resubmit our NDA in the third quarter of 2021.

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

Beyond FUROSCIX, we intend to identify, develop and market additional product candidates. However, we may not be able to commence or complete the clinical trials that would support the submission of an NDA to the FDA or marketing authorization to any other regulatory agency. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

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

Risks Related to the COVID-19 Pandemic

COVID-19 may materially and adversely affect our business and our financial results, including the activities required for the resubmission of the FUROSCIX NDA and our intended commercial launch of FUROSCIX, if approved.

The ongoing and developing COVID-19 pandemic may continue to have a negative impact on the global economy which could impact our business and results of operations. The continued spread of COVID-19 could adversely impact our operations. For instance, the COVID-19 pandemic may negatively affect the operations of third-party suppliers, which could result in delays or disruptions in the supply of our product candidates. Furthermore, COVID-19 may delay enrollment in any future clinical trials due to prioritization of hospital resources toward the pandemic and restrictions in travel. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. On December 3, 2020, we received a CRL from the FDA, which indicated that, among other things, the FDA needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19. Based on our recent Type A meeting with the FDA, we anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities. The FDA may not be able to conduct these required inspections in a timely manner due to restrictions on travel and public health concerns related to COVID-19. As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. Moreover, we intend to resubmit our NDA in the third quarter of 2021. Our resubmission and subsequent review by the FDA may be delayed and/or impacted by the COVID-19 pandemic. Any delay in the inspections could negatively impact our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results.

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

As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. On December 3, 2020, we received a CRL from the FDA, which indicated that, among other things, the FDA needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19. We cannot guarantee that the FDA will be able to complete the inspection or take other necessary actions with respect to our NDA in a timely fashion. A delay in the review of our NDA could have a material impact on our results of operations.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $33.0 million and $32.2 million for the years ended December 31, 2019 and 2020, respectively. In addition, our accumulated deficit as of December 31, 2020 was $161.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of our lead product candidate, FUROSCIX, if approved.

We anticipate that our expenses will increase substantially if and as we:

•	continue pursuing regulatory approval of FUROSCIX incorporating the SmartDose drug delivery system;

•	build our sales, marketing, distribution and other commercial infrastructure and manufacture commercial inventory in anticipation of the potential regulatory approval of FUROSCIX;
•	initiate and continue research, preclinical and clinical development efforts for FUROSCIX and any additional or future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory and marketing approvals for other product candidates that successfully complete clinical trials;
•	manufacture larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, commercial, scientific and sales and marketing personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development.

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

We commenced operations in 2013. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials for our product candidates. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance the development of FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary, wearable, SmartDose drug delivery system. On December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19. There can be no assurance that our resubmitted FUROSCIX NDA, if submitted, will be approved by the FDA. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

Developing our product programs is a time-consuming, expensive and uncertain process that takes years to complete. We resubmitted our NDA for FUROSCIX to the FDA on June 30, 2020. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA; however, on December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19. In addition, if FUROSCIX or any of our other product candidates are approved, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the time and expense required to resubmit an NDA for FUROSCIX;
•	the outcome, timing and costs of completing development and seeking regulatory approvals for FUROSCIX and other product candidates that we may develop;
•

the costs of commercialization activities for FUROSCIX, if approved, and any other of our product candidates that receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

In response to the U.S. COVID-19 pandemic, the United States passed the CARES Act. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of any approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we obtain any product approvals and experience shortages in the supply of our marketed products, our results could be materially impacted.

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

We may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off-label promotion of our products or have disseminated false or misleading labeling, advertising or promotional materials.

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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

Further, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation, suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and similar future initiatives may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a plan to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register.

Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. While some of these and other measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

Healthcare providers, including physicians, and third-party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with principal investigators, healthcare professionals, consultants, third-party payers and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws and regulations may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. The laws that will affect our operations include, but are not limited to, the following:

•

Anti-Kickback Statute. The federal AKS prohibits, among other things, individuals or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation or arranging of the purchase, lease or order of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. Although there are several statutory exceptions and regulatory safe harbors to the AKS protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or ordering of products may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person can be found guilty of violating the federal AKS without actual knowledge of the statute or specific intent to violate it. Violations may result in significant civil, criminal and administrative fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the federal FCA or federal Civil Monetary Penalties Law. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that our business practices, including our arrangements with physicians and other healthcare providers, some of whom received stock options as compensation for services provided, may be subject to challenge under current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees, or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees, or licensors, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection and trade secret protection for the formulations and compounds of our product candidates, the methods used to manufacture them, and associated methods of treatment as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our product candidates and/or materially harm our business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States, if available, and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 (or Hatch-Waxman Act) permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art including patents. In these adversarial actions, the USPTO reviews patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and uses a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in litigation in a U.S. federal court. If any of our or our licensors’ patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent rights to us.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including interference and post-grant proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the formulations, use or manufacture of our product candidates. We cannot guarantee that any of our patent analyses including, but not limited to, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, or methods of use or of making either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or product candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates, as well as the device components of our drug-device combination product candidates. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties.

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

As of December 31, 2020, we had 27 full-time employees. Our focus on the development of FUROSCIX has required us to optimize cash utilization and to manage and operate our business in a lean manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to commercialize FUROSCIX or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The risk that we may be sued on product liability claims is inherent in the development of drug formulation and device products. We face a risk of product liability exposure related to the testing of our current and future product candidates in clinical trials and will face even greater risks upon any commercialization by us of our product candidates. Product liability claims might be brought against us by consumers, healthcare providers or others coming into contact with our product candidates. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products which could adversely affect our stock price and our operations.

We may become involved in litigation or other proceedings with third parties, which may be time consuming, costly and could result in delays in our development and commercialization efforts.

In connection with our decision to discontinue use of the sc2Wear Infusor and refocus our development efforts on FUROSCIX incorporating the next generation SmartDose drug delivery system, we eliminated our partnership with third parties, including contract manufacturers of the first generation device. Any disputes with such third parties that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts. If we fail to resolve these disputes quickly and on favorable terms, our business, results of operations, and financial condition may be harmed.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2038, and $32.4 million, which may be carried forward indefinitely. At December 31, 2020, we had available state net operating loss carryforwards of $46.5 million, which expire at various dates through 2040 and $0.1 million, which may be carried forward indefinitely. If not utilized, the net operating loss carryforwards will expire. At December 31, 2020, we had federal and state research and development tax credit carryforwards of $2.5 million and $0.6 million, respectively. If not utilized, the research and development credits expire at various dates through 2040. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of our application for FDA approval of FUROSCIX and other regulatory actions with respect to our product candidates, including any delays related to COVID-19;
•	the pricing, reimbursement and commercialization of FUROSCIX, if approved, and of other product candidates that may be approved;
•	regulatory actions with respect to our competitors’ products and product candidates;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the timing and results of clinical trials of our pipeline product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights, including proprietary rights that we in-license from third parties;

•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Based upon shares outstanding as of December 31, 2020, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 72.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in the Exchange Act, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as either as an “emerging growth company” or “smaller reporting company” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company” or a “smaller reporting company” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Our bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or (4) any action asserting a claim against us governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder, as our principal executive offices are located in Burlington, Massachusetts. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of March 22, 2021, there were 27 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Item 6. [RESERVED]

Not applicable.

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

On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020; however, on December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at two of our third-party manufacturing facilities that could not be conducted due to travel restrictions related to COVID-19 and raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. Based on the meeting, we will run additional modified bench tests on aged commercial units of the West SmartDose Gen II on-body infusor and anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities. We intend to resubmit our NDA in the third quarter of 2021.

We have funded our operations from inception through December 31, 2020 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

For the years ended December 31, 2019 and 2020, our net losses were $33.0 million and $32.2 million, respectively. We have not been profitable since inception, and as of December 31, 2020, our accumulated deficit was $161.7 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have generally remained operational. The extent of the impact of the COVID-19 pandemic on the timing of our ability to resubmit the FUROSCIX NDA, the FDA’s subsequent review of the FUROSCIX NDA and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, the impact of new strains of the virus, the effectiveness and availability of vaccines and other actions that may be taken by governmental authorities, including the ability of the FDA to inspect facilities required for approval of our NDA, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors”, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2019 and 2020

The following table summarizes our results of operations for the years ended December 31, 2019 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
(in thousands)	2019	2020	(DECREASE)
Operating expenses:
Research and development	$24,632	$18,149	$(6,483)
General and administrative	8,273	11,784	3,511
Total operating expenses	32,905	29,933	(2,972)
Loss from operations	(32,905)	(29,933)	(2,972)
Other income (expense)	16	(4)	20
Interest income	1,660	315	(1,345)
Interest expense	(1,767)	(2,587)	820
Net loss	$(32,996)	$(32,209)	$(787)

Research and development expenses. R&D expenses decreased $6.5 million to $18.1 million during the year ended December 31, 2020, compared to $24.6 million during the year ended December 31, 2019. This decrease was primarily attributable to a $4.2 million decrease in device development costs, a $3.7 million decrease in pharmaceutical development costs, $1.7 million in unrecoverable component costs in 2019 related to the sc2Wear Infusor, and a $1.0 million decrease in severance costs. The decrease was partially offset by a $1.3 million increase in employee-related costs, a $2.2 million increase in supplies and contract services for clinical and medical affairs, a $0.4 million increase in quality and regulatory consulting and a $0.2 million increase in patent costs.

General and administrative expenses. G&A expenses increased $3.5 million to $11.8 million during the year ended December 31, 2020, compared to $8.3 million during the year ended December 31, 2019. This increase was primarily attributable to a $1.9 million increase in employee-related costs, a $0.8 million increase in public company costs, primarily related to directors & officers insurance, a $0.6 million increase in costs related to commercial preparation and a $0.6 million increase in legal costs. The increase was partially offset by a $0.4 million decrease in severance costs.

Other income (expense). Other expense increased $20,000 to $4,000 during the year ended December 31, 2020, compared to income of $16,000 during the year ended December 31, 2019. This increase was primarily attributable to the fair value adjustment to the derivative liability associated with the term loan with Solar Capital Ltd. and Silicon Valley Bank.

Interest income. Interest income decreased $1.3 million to $0.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily attributable to lower interest rates on our financial instruments during the year ended December 31, 2020.

Interest expense. Interest expense increased $0.8 million from the year ended December 31, 2019 to $2.6 million during the year ended December 31, 2020. This increase was due to the restructuring of the term loan in September 2019 with Solar Capital Ltd. and Silicon Valley Bank which increased the principal from $10.0 million to $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through December 31, 2020 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. From inception through December 31, 2020, we had received net cash proceeds of $92.7 million from our initial public offering in 2017, $56.7 million from sales of our preferred stock, $18.8 million from borrowings under our term loan, $13.5 million from sales of convertible notes, $50.2 million from our public offering of common stock in 2020 and $14.4 million from the sale of common stock in our at-the-market offering.  As of December 31, 2020, we had cash, cash equivalents and restricted cash of $72.0 million and short-term investments of $33.3 million.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating the next generation SmartDose drug delivery system. We believe our existing unrestricted cash is sufficient to fund these operations through at least the next 12 months from the date of this annual report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we will incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the time and expense required to resubmit the NDA for FUROSCIX;
•	the potential FDA approval of FUROSCIX;
•	the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing FUROSCIX, if approved;
•	the revenue generated by sales of FUROSCIX, if approved and other products that may be approved;
•	the pricing and reimbursement of FUROSCIX, if approved, and of other product candidates that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our product candidates;
•	the emergence of competing or complementary technological developments;
•	the extent to which FUROSCIX, if approved, is adopted by the healthcare community;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the impact of COVID-19 on our operations; and
•	the extent and scope of our general and administrative expenses.

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

Loan and Security Agreement

In May 2017, we entered into a loan and security agreement (the “2017 Loan Agreement”), with Solar Capital Ltd. and Silicon Valley Bank (together, the “Lenders”), for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021.

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

The 2017 Loan Agreement allowed us to voluntarily prepay all (but not less than all) of the outstanding principal at any time. In the event of prepayment, a prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 was due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the year ended December 31, 2019, the Company recorded $80,000, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

In September 2019, we replaced the 2017 Loan Agreement with a new $20.0 million term loan with the Lenders (the “2019 Loan Agreement”). The restructured four-year term loan facility allows for an expansion of the 2017 Loan Agreement. Some of the proceeds from the 2019 Loan Agreement were used to pay off the 2017 Loan Agreement including the final fee of $325,000. The 2019 Loan Agreement extends the term of the credit facility until September 17, 2023. The payoff of the 2017 Loan Agreement was treated as a modification of the debt. Debt issuance costs for the 2019 Loan Agreement, including unamortized issuance costs for the 2017 Loan Agreement, will be amortized to interest expense over the remaining term of the 2019 Loan Agreement using the effective-interest method.

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at December 31, 2020 was 10.18%. Pursuant to the 2019 Loan Agreement, we provided a first priority security interest in substantially all of our assets, including intellectual property, subject to certain exceptions.

We entered into an Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the lenders upon the occurrence of an exit event (the “Exit Fee”). We concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. We recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in our balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). We paid the Exit Fee during the year ended December 31, 2020 in conjunction with our public offering, which was deemed to be an exit event pursuant to the Exit Agreement. Prior to our public offering in 2020, we recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability.

As of December 31, 2020, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the year ended December 31, 2020, we recorded $357,000 related to the amortization of the debt discount associated with the 2019 Loan Agreement. For the year ended December 31, 2019, we recorded $90,000 related to the amortization of the debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows us to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the year ended December 31, 2020, we recorded $160,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the year ended December 31, 2019, we recorded $46,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

At-the-Market Issuance Sales Agreement

On August 23, 2019, we entered into an Open Market Sale AgreementSM (“ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which we could offer and sell shares of our common stock (the “ATM Shares”), having an aggregate offering price of up to $15.0 million through Jefferies as our sales agent. The offering and sale of ATM Shares were made pursuant to our shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (the “Registration Statement”). We agreed to pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such ATM Shares.

During the year ended December 31, 2019, we sold a total of 827,525 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $5.18 per share for proceeds of $4.2 million, net of commissions.

During the year ended December 31, 2020, we sold a total of 1,502,892 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the program.

We incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program. We charged $54,000 and $135,000 of these costs against additional paid in capital upon issuance of shares during the years ended December 31, 2019 and 2020, respectively. The program was completed in February 2020.

Sale of Common Stock

In May 2020, we completed an underwritten public offering of 5,780,347 shares of our common stock (the “2020 Offering Shares”), pursuant to the Registration Statement. The 2020 Offering Shares were sold at an offering price of $8.65 per share, resulting in net proceeds of $46.6 million, after deducting underwriting discounts, commissions and offering expenses. In addition, the underwriters of the offering were granted the option for a period of 30 days to purchase up to an additional 867,052 shares of common stock at $8.65 per share. In June 2020, the underwriters exercised their option and purchased an additional 440,242 shares of common stock at $8.65 per share, resulting in additional net proceeds to us of $3.6 million, after deducting underwriting discounts, commissions and offering expenses.

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(30,442)	$(27,693)
Investing activities	-	(33,460)
Financing activities	13,588	60,348
Net decrease in cash, cash equivalents and restricted cash	$(16,854)	$(805)

Net Cash Used in Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $27.7 million, consisting primarily of a net loss of $32.2 million. This was offset by $1.4 million increase in net operating liabilities and non-cash charges of $3.1 million. The non-cash charges primarily consisted of stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement.

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

Net Cash Used in Investing Activities

During the year ended December 31, 2020, net cash used by investing activities was $33.5 million, consisting of purchases of short term investments, net of maturities.

There was no cash from investing activities during the year ended December 31, 2019.

Net Cash Provided by Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $60.3 million, consisting primarily of net proceeds of $50.2 million from the public offering, net proceeds of $10.4 million from the at-the-market offering and $0.7 million in proceeds from stock option exercises. The proceeds were offset by the $0.8 million Exit Fee associated with the 2019 Loan Agreement and $0.2 million in tax obligations from the settlement of restricted stock units.

During the year ended December 31, 2019, net cash provided by financing activities was $13.6 million, consisting primarily of $9.6 million in borrowings under the 2019 Loan Agreement, net proceeds of $4.0 million from the at-the-market offering, and $60,000 in proceeds from stock option exercises.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	2021	2022 and 2023	2024 and 2025	After 2025
Operating lease obligations (1)	$1,033	$537	$496	$—	$—
Term loan	20,000	2,500	17,500	—	—
Total	$21,033	$3,037	$17,996	$—	$—

(1)

Consists of obligations under multi-year, non-cancelable building and equipment leases for our facilities in Burlington, Massachusetts and Lexington, Massachusetts. The building leases expire on November 30, 2022 and December 31, 2022, respectively.

We have drawn down an aggregate of $20.0 million from our 2019 Loan Agreement as of December 31, 2020. Our contractual commitments under the 2019 Loan Agreement as of December 31, 2020 consist of an aggregate of $24.1 million in repayment obligations, inclusive of related interest amounts and final fee in the amount of $500,000. See “—Loan and Security Agreement” for additional information regarding the 2019 Loan Agreement.

We enter into contracts in the normal course of business with clinical trial sites and manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Due to the discontinuation of use of the sc2Wear Infusor, we have received notice of termination costs related to the program. We have accrued all costs for which we either believe we are contractually liable or for which we have negotiated settlement agreements in good faith. However, certain of our vendors have claimed or billed for additional costs for which we believe we are not obligated. At this time, we estimate that additional termination costs, if any, will be immaterial to our financial statements.

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

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2020, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of scPharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of scPharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2019 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 23, 2021

SCPHARMACEUTICALS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31, 2019	DECEMBER 31, 2020
Assets
Current assets
Cash and cash equivalents	$72,624	$71,819
Short-term investments	—	33,276
Prepaid expenses	2,619	2,610
VAT receivable	310	—
Other current assets	94	121
Total current assets	75,647	107,826
Restricted cash	182	182
Property and equipment, net	127	93
Right-of-use lease assets - operating, net	1,179	815
Deposits and other assets	148	132
Total assets	$77,283	$109,048
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,142	$1,666
Accrued expenses	3,688	4,787
Term loan, short-term	—	2,408
Current portion of lease obligation - operating	407	460
Total current liabilities	5,237	9,321
Term loan, long-term	18,915	16,858
Long-term lease obligation - operating	943	480
Derivative liability	765	—
Other liabilities	58	219
Total liabilities	25,918	26,878
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized at December 31, 2020; 19,418,955 and 27,325,959 shares issued and outstanding at December 31, 2019 and December 31, 2020, respectively	2	3
Additional paid-in capital	180,818	243,830
Accumulated deficit	(129,455)	(161,664)
Accumulated other comprehensive gain	—	1
Total stockholders’ equity	51,365	82,170
Total liabilities and stockholders’ equity	$77,283	$109,048

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2019	2020
Operating expenses:
Research and development	$24,632	$18,149
General and administrative	8,273	11,784
Total operating expenses	32,905	29,933
Loss from operations	(32,905)	(29,933)
Other income (expense)	16	(4)
Interest income	1,660	315
Interest expense	(1,767)	(2,587)
Net loss	$(32,996)	$(32,209)
Net loss per share, basic and diluted	$(1.77)	$(1.31)
Weighted—average common shares outstanding, basic and diluted	18,600,718	24,568,897

Other comprehensive loss:
Unrealized gain on short-term investments	$-	$1
Comprehensive loss	$(32,996)	$(32,208)

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
At December 31, 2018	18,569,289	$2	$175,201	$(96,459)	$—	$78,744
Net loss	—	—	—	(32,996)	—	(32,996)
Issuance of common stock under at-the-market offering, net of commissions and issuance costs (Note 10)	827,525	—	4,108	—	—	4,108
Issuance of common stock upon exercise of stock options	22,141	—	60	—	—	60
Stock-based compensation	—	—	1,449			1,449
At December 31, 2019	19,418,955	2	180,818	(129,455)	—	51,365
Net loss	—	—	—	(32,209)	—	(32,209)
Issuance of common stock under at-the-market offering, net of commissions and issuance costs (Note 10)	1,502,892	—	10,253	—	—	10,253
Common stock offering, net of commissions and issuance costs (Note 10)	6,220,589	1	50,187	—	—	50,188
Issuance of common stock upon exercise of stock options	121,671	—	736	—	—	736
Vesting of restricted stock	61,852	—	(164)	—	—	(164)
Stock-based compensation	—	—	2,000	—	—	2,000
Unrealized gain on short term investments	—	—	—	—	1	1
At December 31, 2020	27,325,959	$3	$243,830	$(161,664)	$1	$82,170

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2019	2020
Cash flows from operating activities
Net loss	$(32,996)	$(32,209)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	37	34
Amortization expense - right-of-use leased assets - operating	327	365
Accretion expense	—	122
Stock-based compensation	1,449	2,000
Non-cash interest expense	385	517
Fair value adjustment to derivative liability	2	30
Changes in operating assets and liabilities
Prepaid expenses and other assets	(611)	236
Accounts payable, accrued expenses and other liabilities	965	1,212
Net cash flows used in operating activities	(30,442)	(27,693)
Cash flows from investing activities
Maturities of short-term investments	—	38,700
Purchases of short-term investments	—	(72,160)
Net cash flows used in investing activities	—	(33,460)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	—	50,188
Proceeds from term loan, net of costs	9,555	-
Proceeds from at-the-market offering, net	3,973	10,388
Proceeds from the exercise of stock options	60	736
Payment of term loan exit fee	—	(800)
Settlement of restricted stock units for tax withholding obligations	—	(164)
Net cash flows provided by financing activities	13,588	60,348
Net decrease in cash	(16,854)	(805)
Cash, cash equivalents and restricted cash, beginning of year	89,660	72,806
Cash, cash equivalents and restricted cash, end of year	$72,806	$72,001
Supplemental cash flow information
Interest paid	$1,383	$1,986
Taxes paid	337	226
Supplemental disclosure of non-cash activities
Issuance of derivative in connection with modification of term loan	$763	$—
Transfer of issuance costs from other noncurrent assets to equity	54	135

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2020

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

At December 31, 2020, the Company had cash, cash equivalents, restricted cash and investments of $105.3 million and working capital of $98.5 million. During the year ended December 31, 2020, the Company incurred a net loss totaling $32.2 million and used cash in operating activities totaling $27.7 million. The Company expects to continue to incur losses and use cash in operating activities in 2021.

During the year ended December 31, 2020, the Company received net proceeds of $50.2 million from the completion of a public offering of 6,220,589 shares of common stock and $10.4 million from an at-the-market offering of 1,502,892 shares of common stock (Note 10). The Company believes that, based on its current development plans and activities, its resources will be sufficient to satisfy its liquidity requirements for more than one year from the issuance date of these consolidated financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include the determination of fair value of financial instruments, accruals related to development costs and clinical activities, and the establishment of the tax valuation allowance. Actual results could differ from those estimates.

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

As of December 31, 2019 and 2020, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 12). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2019	December 31, 2020
Cash and cash equivalents	$72,624	$71,819
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,806	$72,001

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of United States Treasury securities, mortgage-backed securities, corporate debt securities and commercial paper. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

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

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2019 and 2020, the Company had no such accruals.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	FOR THE YEAR ENDED
	DECEMBER 31, 2019	DECEMBER 31, 2020
Net loss and comprehensive loss	$(32,996)	$(32,209)
Weighted—average common shares outstanding, basic and diluted	18,600,718	24,568,897
Net loss per share, basic and diluted	$(1.77)	$(1.31)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	FOR THE YEAR ENDED
	DECEMBER 31, 2019	DECEMBER 31, 2020
Stock options to purchase common stock	1,439,518	2,224,913
Unvested restricted stock	160,900	80,450
	1,600,418	2,305,363

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2020 consisted of the following (in thousands):

	At December 31, 2020
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$8,213	$-	$-	$8,213
Corporate debt securities	11,972	1	-	11,973
Commercial paper	13,090	-	-	13,090
Total	$33,275	$1	$-	$33,276

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2020 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$33,275	$33,276
Total	$33,275	$33,276

5. Property and Equipment

Purchased property and equipment consist of the following as of December 31, 2019 and 2020 (in thousands):

	ESTIMATED USEFUL LIFE	2019	2020
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(102)	(136)
Property and equipment, net		$127	$93

Depreciation expense for the years ended December 31, 2019 and 2020 was $37,000 and $34,000, respectively.

6. Accrued Expenses

Accrued expenses at December 31, 2019 and 2020 consist of (in thousands):

	2019	2020
Contract research and development	$2,001	$2,274
Employee compensation and related costs	1,250	1,978
Consulting and professional service fees	296	364
Interest	91	88
Financing related costs	-	43
State taxes	49	40
Other	1	-
Total accrued expenses	$3,688	$4,787

7. Income Taxes

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

Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2019 and 2020. Components of the net deferred tax assets at December 31, 2019 and 2020 are as follows (in thousands):

	2019	2020
Deferred tax assets:
Federal net operating loss carryforwards	$7,638	$10,474
State net operating loss carryforwards	2,117	2,938
Research and development tax credits	2,410	2,963
Accrued liabilities	407	588
Stock-based compensation	778	679
Depreciation and amortization	1,330	1,545
Capitalized research and development costs	19,294	23,977
Lease liabilities	359	253
Total deferred tax assets	$34,333	$43,417
Deferred tax liabilities:
Right-of-use lease assets	(314)	(219)
Other	(21)	(119)
Total deferred tax liabilities	$(335)	$(338)
Valuation allowance	$(33,998)	$(43,079)
Net deferred tax assets	$—	$—

At December 31, 2020, the Company had available federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2038, and $32.4 million, which may be carried forward indefinitely.  At December 31, 2020, the Company had available state net operating loss carryforwards of $46.5 million, which expire at various dates through 2040, and $0.1 million, which may be carried forward indefinitely.  In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2019 and 2020 since it is more likely than not that these future tax benefits will not be realized. During 2020, the valuation allowance increased by $9.1 million.

At December 31, 2020, the Company had federal and state research and development credit carryforwards of $2.5 million and $0.6 million, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2040. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements at December 31, 2019 and 2020 are as follows:

	2019	2020
Federal income tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	5.68%	5.65%
Research and development credits	2.16%	2.03%
Book compensation related to stock options	(0.27)%	(0.91)%
Change in income tax rate	(0.05)%	0.73%
Other	(0.34)%	(0.30)%
Increase in valuation allowance	(28.18)%	(28.20)%
Effective tax rate	—%	—%

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2017 through 2020 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts. Carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	2019	2020
Beginning uncertain tax benefits	$476	$628
Prior year - increases	—	1
Current year - decreases	—	—
Current year - increases	152	145
Ending uncertain tax benefits	$628	$774

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2019
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67,824	$67,824	$—	$—
Total	$67,824	$67,824	$—	$—
Liabilities:
Derivative liability	$765	$—	$—	$765
Total	$765	$—	$—	$765

	As of December 31, 2020
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$70,797	$68,798	$1,999	$—
Total cash equivalents	70,797	68,798	1,999	—

United States Treasury securities	8,213	8,213	—	—
Corporate debt securities	11,973	—	11,973	—
Commercial paper	13,090	—	13,090	—
Investments	33,276	8,213	25,063	—

Total	$104,073	$77,011	$27,062	$—

Changes in the fair value of the Company’s Level 3 derivative liability for the years ended December 31, 2019 and 2020 are as follows:

At December 31, 2018	$—
Issuance of derivative liability	763
Change in fair value of derivative liability	2
At December 31, 2019	765
Change in fair value of derivative liability	30
Allocation of debt discount to term loan	5
Payment of derivative liability	(800)
At December 31, 2020	$—

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

The 2017 Loan Agreement allowed the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. In the event of prepayment, a prepayment premium of 1% would be assessed on the outstanding principal. A final payment fee of $250,000 was due upon the earlier to occur of the maturity date or prepayment of such borrowings. The final payment fee was increased to $325,000 in the First Amendment to the 2017 Loan Agreement. For the year ended December 31, 2019, the Company recorded $80,000, related to the amortization of the final payment fee associated with the 2017 Loan Agreement.

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at December 31, 2020 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

The Company entered into the Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the Lenders upon the occurrence of an exit event. The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). The Company paid the Exit Fee during the year ended December 31, 2020 in conjunction with the Company’s public offering, which was deemed to be an exit event pursuant to the Exit Agreement. Prior to the its public offering in 2020, the Company recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability.

As of December 31, 2020, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the years ended December 31, 2019 and 2020, the Company recorded $90,000 and $357,000, respectively, related to the amortization of the debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the years ended December 31, 2019 and 2020, the Company recorded $46,000 and $160,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

	DECEMBER 31, 2019	DECEMBER 31, 2020
Face value	$20,000	$20,000
Less: debt discount	(1,085)	(734)
Total	$18,915	$19,266
Less: current portion	—	(2,408)
Long-term portion	$18,915	$16,858

As of December 31, 2020, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total minimum principal payments	$20,000

10. Stockholders’ Equity

Common Stock

At December 31, 2019 and 2020, the Company had 150,000,000 shares of common stock authorized with a par value of $0.0001. There were 19,418,955 and 27,325,959 shares issued and outstanding at December 31, 2019 and 2020, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Reserved Shares

The Company has reserved 2,224,913 and 80,450 shares of common stock for the exercise of outstanding options to purchase common stock and for the vesting of RSUs, respectively.

At-the-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an Open Market Sale AgreementSM (“ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “ATM Shares”) having an aggregate offering price of up to $15.0 million through Jefferies as its sales agent. The offering and sale of ATM Shares were made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (the “Registration Statement”).

The Company agreed to pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such ATM Shares. The Company incurred $189,000 of legal, accounting and other costs to establish and activate the ATM program.

During the year ended December 31, 2019, the Company sold a total of 827,525 ATM Shares under the ATM Agreement, in the open market, at an average gross selling price of $5.18 per share for proceeds of $4.2 million, net of commissions. The Company charged $54,000 in costs related to establishing and activating the program against additional paid in capital upon issuance of shares in 2019.

During the year ended December 31, 2020, the Company sold a total of 1,502,892 ATM Shares under the ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of

$10.4 million, which completed the program. The Company charged $135,000 in costs related to establishing and activating the program against additional paid in capital upon issuance of shares in 2020.

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

Preferred Stock

At December 31, 2019 and 2020, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.0001 and no shares of preferred stock were issued or outstanding.

11. Stock-Based Compensation

Stock Options

In October 2017, the board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) which became effective in November 2017, upon the closing of the Company’s IPO.  The 2017 Stock Plan will expire in October 2027.  Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards.  The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) terminated in November 2017 effective upon the completion of the Company’s IPO.  No additional options will be granted under the 2014 Stock Plan.  At December 31, 2020, there were 690,673 options outstanding under the 2014 Stock Plan.

There were 1,430,000 shares of the Company’s common stock initially reserved for issuance under the 2017 Stock Plan.  In addition, the number of shares of common stock that may be issued under the 2017 Stock Plan automatically increases on each January 1, beginning on January 1, 2018 and ending on January 1, 2027, by a number of shares equal to 4% of the Company’s shares of common stock outstanding on the immediately preceding December 31, subject to limitation.  On January 1, 2018, 2019, 2020 and 2021, the number of shares issuable under the 2017 Stock Plan increased by 741,389, 742,772, 776,758 and 1,093,038 shares, respectively.

At December 31, 2020, there were 4,991,430 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 272,166 options that have been forfeited from the 2014 Stock Plan.

At December 31, 2020, there were 2,265,104 options available for issuance, 1,534,240 options outstanding and 80,450 restricted stock units outstanding under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years. Vesting of options under the 2017 Stock Plan is determined by the compensation committee of the board of directors but is generally a four-year term.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2019	2020
Risk-free interest rate	1.59%—2.51%	0.33%—1.71%
Expected dividend yield	0%	0%
Expected life	5.5—6.1 years	5.5—6.6 years
Expected volatility	72%—74%	72%—75%
Weighted-average grant date fair value	$2.31	$4.35

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

The following table summarizes information about stock option activity during 2019 and 2020 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2018	1,588,306	$6.75
Granted	162,522	3.56
Exercised	(22,141)	2.73
Forfeited	(289,169)	8.54
Outstanding, December 31, 2019	1,439,518	$6.09
Granted	1,021,705	6.79
Exercised	(121,671)	6.07
Forfeited	(114,639)	9.01
Outstanding, December 31, 2020	2,224,913	$6.26	7.79	$1,196
Vested and exercisable, December 31, 2020	1,067,552	$5.73	6.55	$1,066
Vested and expected to vest, December 31, 2020	1,710,991	$6.21	7.40	$1,163

The following table summarizes information about RSU activity during the 2019 and 2020:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2018	—	$—
Granted	160,900	3.25
Exercised	—	—
Forfeited	—	—
RSUs outstanding, December 31, 2019	160,900	3.25
Granted	—	—
Exercised	(80,450)	3.25
Forfeited	—	—
RSUs outstanding, December 31, 2020	80,450	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

During 2019 and 2020, the Company received $60,000 and $736,000, respectively, upon exercise of stock options. The intrinsic value of the options exercised in 2019 and 2020 was $47,000 and $388,000, respectively.

Unrecognized compensation expense related to unvested options as of December 31, 2020 was $2.3 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.4 years.  Unrecognized compensation expense related to unvested RSUs as of December 31, 2020 was $81,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.8 years.

During the year ended December 31, 2019, the Company extended the exercise period to one year for 55,677 vested options and for two years for 85,432 vested options with a weighted average exercise price of $8.41 pursuant to separation agreements. The modifications affected seven grantees and the Company recorded incremental stock-based compensation expense of $70,000.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for employees, directors and non-employees during the years ended December 31, 2019 and 2020 as follows (in thousands):

	2019	2020
Research and development	$327	$619
General and administrative	1,122	1,381
Total	$1,449	$2,000

12. Commitments and Contingencies

Operating Leases

The Company entered into noncancelable operating leases for office facilities located in Lexington, Massachusetts and Burlington, Massachusetts through December 31, 2022 and November 30, 2022, respectively. Rent expense under the operating leases totaled $0.5 million and $0.5 million for the years ended December 31, 2019 and 2020, respectively.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2020 (in thousands):

Year ended:
December 31, 2021	$537
December 31, 2022	496
Total minimum lease payments	1,033
Less imputed interest	(93)
Total	$940

	2019	2020
Lease cost:
Operating lease cost	$490	$491
Short-term lease cost	8	-
Sublease income	(56)	(51)
Total lease cost	$442	$440
Other information
Cash paid for amounts included in the measurement of liabilities	$514	$529
Operating cash flows from operating leases	$(30)	$(45)
Weighted-average remaining lease term - operating leases	2.9 years	1.9 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

13. 401(k) Savings Plan

In July 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The plan includes an employer match equal to 100% on the first 3% of deferred compensation and an additional 50% on the next 2% of deferred compensation. During the years ended December 31, 2019 and 2020, the Company has recognized compensation expense of $104,000 and $151,000, respectively, for the employer match contribution.

14. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer and our principal accounting officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive and financial officer and our principal accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.” Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

3.3	Amendment No. 1 to the Company’s Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on June 10, 2020)

3.4	Amendment No. 2 to the Company’s Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on March 12, 2021)

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

10.6

Office Lease Agreement, dated as of June 2, 2017, by and between the Registrant and NEEP Investors Holdings LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-221077) filed on October 23, 2017)

10.7

Loan and Security Agreement, dated as of September 17, 2019, by and among the Registrant, Solar Capital Ltd., as collateral agent, and the lenders listed on Schedule 1.1 thereto or otherwise a party thereto from time to time, including Solar Capital Ltd., as a lender, and Silicon Valley Bank, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38293) filed on November 12, 2019)

10.8#

Amended and Restated Employment Agreement, by and between the Registrant and John H. Tucker (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.9#

Employment Agreement, by and between the Registrant and Rachael Nokes (incorporated by reference as Exhibit 10.9 to the Registrants Annual Report on Form 10-K (File No. 00138293) filed on March 24, 2020)

10.10

Development Agreement, by and between the Registrant and West Pharmaceutical Services, Inc., dated January 28, 2019 (incorporated by reference as Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q (File No. 00138293) filed on May 8, 2019)

10.11

Supply Agreement, dated August 15, 2020, by and between West Pharmaceutical Services, Inc. and the Registrant (incorporated by reference as Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q (File No. 00138293) filed on November 16, 2020)

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

Company Name

Date: March 23, 2021	By:	/s/ John H. Tucker
John H. Tucker
President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Tucker	Director, President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer	March 23, 2021
John H. Tucker

/s/ Rachael Nokes	Principal Accounting Officer	March 23, 2021
Rachael Nokes

/s/ Mette Kirstine Agger	Director	March 23, 2021
Mette Kirstine Agger

/s/ Sara Bonstein	Director	March 23, 2021
Sara Bonstein

/s/ Minnie V. Baylor-Henry	Director	March 23, 2021
Minnie V. Baylor-Henry

/s/ Jack A. Khattar	Director	March 23, 2021
Jack A. Khattar

/s/ Leonard D. Schaeffer	Director	March 23, 2021
Leonard D. Schaeffer

/s/ Klaus Veitinger, M.D., Ph.D.	Director	March 23, 2021
Klaus Veitinger, M.D., Ph.D.

/s/ Frederick Hudson	Director	March 23, 2021
Frederick Hudson

/s/ William T. Abraham, M.D.	Director	March 23, 2021
William T. Abraham, M.D.