Form 10-Q
period 2021-03-31
scPharmaceuticals Inc.
filed 2021-05-12
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the Registrant had 27,355,454 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the completion of activities required for the resubmission of the FUROSCIX® new drug application, or NDA, with the SmartDose drug delivery system on our current projected timelines and subsequent review and potential approval by the U.S. Food and Drug Administration, or FDA, including any delays in submission or approval related to COVID-19;

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

•	the pricing and reimbursement of FUROSCIX or any other of our product candidates, if approved;

•	the rate and degree of market acceptance and clinical utility of FUROSCIX or any other of our product candidates for which we receive marketing approval;

•	the initiation, timing, progress and results of our research and development programs, including future preclinical and clinical studies;

•	our ability to advance any other product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;

•	our ability to identify additional product candidates;

•	the implementation of our strategic plans for our business, product candidates and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering FUROSCIX or any other of our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates;

•	our ability to maintain and establish collaborations;

•	our financial performance;

•	developments relating to our competitors and our industry, including the impact of government regulation; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 23, 2021, as well as in our subsequent filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2020	2021
Assets
Current assets
Cash and cash equivalents	$71,819	$75,837
Short-term investments	33,276	20,490
Prepaid expenses	2,610	2,637
Other current assets	121	102
Total current assets	107,826	99,066
Restricted cash	182	182
Property and equipment, net	93	85
Right-of-use lease assets - operating, net	815	717
Deposits and other assets	132	243
Total assets	$109,048	$100,293
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,666	$753
Accrued expenses	4,787	3,585
Term loan, short-term	2,408	4,838
Lease obligation - operating, short-term	460	472
Total current liabilities	9,321	9,648
Term loan, long-term	16,858	14,515
Lease obligation - operating, long-term	480	356
Other liabilities	219	259
Total liabilities	26,878	24,778
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2021; 27,325,959 and 27,355,453 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	3	3
Additional paid-in capital	243,830	244,279
Accumulated deficit	(161,664)	(168,766)
Accumulated other comprehensive gain (loss)	1	(1)
Total stockholders’ equity	82,170	75,515
Total liabilities and stockholders’ equity	$109,048	$100,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2021
Operating expenses:
Research and development	$4,146	$4,009
General and administrative	2,503	2,732
Total operating expenses	6,649	6,741
Loss from operations	(6,649)	(6,741)
Other (expense) income	(31)	255
Interest income	224	20
Interest expense	(636)	(636)
Net loss	$(7,092)	$(7,102)
Net loss per share — basic and diluted	$(0.35)	$(0.26)
Weighted average common shares outstanding — basic and diluted	20,218,473	27,336,724

Other comprehensive loss:
Unrealized loss on short-term investments	$-	$(2)
Comprehensive loss	$(7,092)	$(7,104)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
At December 31, 2020	27,325,959	$3	$243,830	$(161,664)	$1	$82,170
Net loss	—	—	—	(7,102)	—	(7,102)
Issuance of common stock upon exercise of stock options	2,500	—	9	—	—	9
Vesting of restricted stock	26,994	—	(81)	—	—	(81)
Stock-based compensation	—	—	521	—	—	521
Unrealized loss on short-term investments	—	—	—	—	(2)	(2)
At March 31, 2021	27,355,453	$3	$244,279	$(168,766)	$(1)	$75,515

At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$—	$51,365
Net loss	—	—	—	(7,092)	—	(7,092)
Issuance of common stock under at-the-market offering net of commissions and issuance costs (Note 9)	1,502,892	—	10,253	—	—	10,253
Issuance of common stock upon exercise of stock options	30,143	—	154	—	—	154
Vesting of restricted stock	29,890	—	(84)	—	—	(84)
Stock-based compensation	—	—	508	—	—	508
At March 31, 2020	20,981,880	$2	$191,649	$(136,547)	$—	$55,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net loss	$(7,092)	$(7,102)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	8	8
Amortization expense - right-of-use leased assets - operating	87	98
Accretion expense	-	79
Stock-based compensation	508	521
Non-cash interest expense	121	127
Fair value adjustment to derivative liability	30	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	(720)	(119)
Accounts payable, accrued expenses and other liabilities	(685)	(2,227)
Net cash used in operating activities	(7,743)	(8,615)
Cash flows from investing activities
Maturities of short-term investments	-	16,700
Purchases of short-term investments	-	(3,995)
Net cash provided by investing activities	-	12,705
Cash flows from financing activities
Proceeds from at-the-market offering, net	10,388	-
Proceeds from the exercise of vested stock options	154	9
Settlements of restricted stock units for tax withholding obligations	(84)	(81)
Net cash provided by (used in) financing activities	10,458	(72)
Net increase in cash, cash equivalents and restricted cash	2,715	4,018
Cash, cash equivalents and restricted cash at beginning of period	72,806	72,001
Cash, cash equivalents and restricted cash at end of period	$75,521	$76,019
Supplemental cash flow information
Interest paid	$518	$597
Taxes paid	$-	$42
Supplemental non-cash information
Transfer of issuance costs from other noncurrent assets to equity	$135	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2020 and 2021 and condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Liquidity

As of March 31, 2021, the Company had an accumulated deficit of approximately $168.8 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of March 31, 2021, the Company had cash, cash equivalents, restricted cash, and short-term investments of $96.5 million. The Company believes that its existing cash, cash equivalents, restricted cash and short-term investments will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consists of bank deposits and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

As of March 31, 2021, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2020	March 31, 2021
Cash and cash equivalents	$71,819	$75,837
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,001	$76,019

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of United States Treasury securities, corporate debt securities and commercial paper. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s balance sheets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2021, the Company had no such accruals.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2021
Net loss	$(7,092)	$(7,102)
Weighted-average shares used in computing net loss per share	20,218,473	27,336,724
Net loss per share, basic and diluted	$(0.35)	$(0.26)

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

	Three Months Ended March 31,
	2020	2021
Stock options to purchase common stock	2,058,355	2,805,029
Unvested restricted stock units	122,700	42,250
Total	2,181,055	2,847,279

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of March 31, 2021 consisted of the following (in thousands):

	At March 31, 2021
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$3,705	$1	$-	$3,706
Corporate debt securities	6,894	-	(2)	6,892
Commercial paper	9,892	-	-	9,892
Total	$20,491	$1	$(2)	$20,490

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$20,491	$20,490
Total	$20,491	$20,490

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2020	March 31, 2021
Office equipment	5 years	$10	$10
Office furniture	7 years	116	116
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	229
Less: Accumulated depreciation		(136)	(144)
Property and equipment, net		$93	$85

Depreciation expense for the three months ended March 31, 2020 and March 31, 2021 was $8,000 and $8,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2020	March 31, 2021
Contract research and development	$2,274	$2,467
Employee compensation and related costs	1,978	689
Consulting and professional service fees	364	203
Interest	88	88
Financing related costs	43	86
State taxes	40	52
Total accrued expenses	$4,787	$3,585

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

The carrying values of the Company’s cash and restricted cash, prepaid expenses and deposits approximate their fair values due to their short-term nature. The carrying value of the Company’s loan payable was considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2020
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$70,797	$68,798	$1,999	$—
Total cash equivalents	70,797	68,798	1,999	—

United States Treasury securities	8,213	8,213	—	—
Corporate debt securities	11,973	—	11,973	—
Commercial paper	13,090	—	13,090	—
Investments	33,276	8,213	25,063	—

Total	$104,073	$77,011	$27,062	$—

	As of March 31, 2021
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$75,115	$75,115	$—	$—
Total cash equivalents	75,115	75,115	—	—

United States Treasury securities	3,706	3,706	—	—
Corporate debt securities	6,892	—	6,892	—
Commercial paper	9,892	—	9,892	—
Investments	20,490	3,706	16,784	—

Total	$95,605	$78,821	$16,784	$—

8. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank (together, the “Lenders”), for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement were to be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at March 31, 2021 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

The Company entered into an Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the lenders upon the occurrence of an exit event (the “Exit Fee). The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). The Company paid the Exit Fee during 2020 in conjunction with the Company’s public offering, which was deemed to be an exit event pursuant to the Exit Agreement. For the three months ended March 31, 2020, the Company recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability.

As of March 31, 2021, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the three months ended March 31, 2021, the Company recorded $87,000 related to the amortization of debt discount associated with the 2019 Loan Agreement. For the three months ended March 31, 2020, the Company recorded $81,000 related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2021, the Company recorded $40,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the three months ended March 31, 2020, the Company recorded $40,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2021
Face value	$20,000
Less: discount	(647)
Total	$19,353
Less: current portion	(4,838)
Total	$14,515

As of March 31, 2021, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total	$20,000

9. Stockholders’ Equity

2019 At-the-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an Open Market Sale AgreementSM (“2019 ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (the “2019 ATM Program”) under which the Company could offer and sell shares of its common stock (the “2019 ATM Shares”), having an aggregate offering price of up to $15.0 million through Jefferies as its sales agent. The offering and sale of 2019 ATM Shares were made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (the “Registration Statement”).

The Company agreed to pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such 2019 ATM Shares. The Company incurred $189,000 of legal, accounting and other costs to establish and activate the 2019 ATM program.

During the three months ended March 31, 2020, the Company sold a total of 1,502,892 2019 ATM Shares under the 2019 ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the program. The Company charged $135,000 in costs related to establishing and activating the program against additional paid in capital upon issuance of shares during the three months ended March 31, 2020.

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the”2021 ATM Program”) under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of March 31, 2021, the Company had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

10.  Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At March 31, 2021, there were 600,688 options outstanding under the 2014 Stock Plan.

As of March 31, 2021, there were 5,051,921 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,651 options that have been forfeited from the 2014 Stock Plan.

At March 31, 2021, there were 2,775,526 options available for issuance under the 2017 Stock Plan, 2,204,341 options outstanding and 42,250 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but, is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2021
Risk-free interest rate	0.93% - 1.71%	0.50% - 0.72%
Expected dividend yield	0%	0%
Expected life	5.5-6.6 years	5.5-6.7 years
Expected volatility	72%-73%	72%-74%
Weighted-average grant date fair value	$3.91	$4.36

The following table summarizes information about stock option activity during the three months ended March 31, 2021 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2020	2,224,913	$6.26
Granted	785,406	6.84
Exercised	(2,500)	3.81
Forfeited	(202,790)	7.62
Outstanding, March 31, 2021	2,805,029	$6.32	8.18	$2,926
Vested and exercisable, March 31, 2021	1,125,780	$5.66	6.64	$2,222
Vested and expected to vest, March 31, 2021	2,013,825	$6.26	7.76	$2,541

Of the options granted during the three months ended March 31, 2021, 112,050 were performance-based options. Vesting of these performance-based options is contingent on the occurrence of certain regulatory and commercial milestones. The Company is recognizing the expense as straight-line over the expected performance achievement term.

The following table summarizes information about RSU activity during the three months ended March 31, 2021:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2020	80,450	$3.25
Granted	—	—
Vested	(38,200)	3.25
Forfeited	—	—
RSUs outstanding at March 31, 2021	42,250	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Unrecognized compensation expense related to unvested options as of March 31, 2021 was $3.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.7 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2021 was $41,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1 year.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31,
	2020	2021
Research and development	$144	$226
General and administrative	364	295
Total	$508	$521

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2021 (in thousands):

Year ended:
December 31, 2021	$401
December 31, 2022	496
Total minimum lease payments	897
Less imputed interest	(69)
Total	$828

	Three Months Ended March 31,
	2020	2021
Lease cost:
Operating lease cost	$122	$122
Short-term lease cost	-	-
Sublease income	(12)	(13)
Total lease cost	$110	$109
Other information
Cash paid for amounts included in the measurement of lease liabilities	$173	$141
Operating cash flows from operating leases	$(10)	$(14)
Weighted-average remaining lease term - operating leases	2.7 years	1.7 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, on June 30, 2020. The resubmission was a response to a Complete Response Letter, or CRL, from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using its then current technology, we decided to transition to our next generation device. The resubmission incorporated our next generation device which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary, wearable, SmartDose® drug delivery system (SmartDose is a registered trademark of West Pharma. Services IL, Ltd., a subsidiary of West, in the United States and other jurisdictions).

On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020; however, on December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at three of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. Based on the meeting, we anticipate the FDA will still need to conduct pre-approval inspections at three of our third-party manufacturing facilities. We are still in discussion with the FDA regarding testing requirements of the West SmartDose Gen II on-body infusor and we have a Type C meeting scheduled in June to discuss this in detail. Pending resolution of the testing plan and assuming device modifications are not required, we anticipate resubmitting our NDA in the fall of 2021.

We continued enrollment in FREEDOM-HF, a prospective clinical trial evaluating overall and heart failure-related costs for subjects treated with FUROSCIX outside the hospital for 30 days post-discharge from the emergency department compared to patients receiving intravenous furosemide in the hospital setting. We are expecting a top-line readout in the third quarter of 2021 to support the planned commercial launch of FUROSCIX, if approved.

Enrollment has commenced in AT HOME-HF, a multicenter, randomized, open label, controlled study in heart failure patients with worsening signs and symptoms of congestion requiring augmentation in diuretic therapy outside of an acute care setting. The objective of this pilot study is to evaluate the effectiveness and safety of FUROSCIX versus continued medical therapy to inform a larger, pivotal clinical trial.

We have funded our operations from inception through March 31, 2021 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of March 31, 2021, we had an accumulated deficit of $168.8 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

IMPACT OF COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic by the World Health Organization, affecting the populations of the United States as well as the rest of the world. In response to the pandemic, we transitioned our workforce to work from home in March 2020. In July 2020, we opened our offices for limited access to employees integrating all recommendations for workplace safety, including appropriate protocols to ensure social-distancing. The health of our employees remains a top priority and we are continuing to monitor the impact of COVID-19 including the pace of vaccinations and the emergence of new and more contagious strains of the virus and government regulations.

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have generally remained operational. The extent of the impact of the COVID-19 pandemic on the timing of our ability to resubmit the FUROSCIX NDA, the FDA’s subsequent review of the FUROSCIX NDA or possible delays in enrolling patients to our upcoming or recently initiated trials and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, the impact of new strains of the virus, the effectiveness and availability of vaccines and other actions that may be taken by governmental authorities, including the ability of the FDA to inspect facilities required for approval of our NDA, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” in our Annual Report on Form 10-K, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31,		Increase
	2020	2021	(Decrease)
Operating expenses:
Research and development	$4,146	$4,009	$(137)
General and administrative	2,503	2,732	229
Total operating expenses	6,649	6,741	92
Loss from operations	(6,649)	(6,741)	92
Other (expense) income	(31)	255	286
Interest income	224	20	(204)
Interest expense	(636)	(636)	-
Net loss	$(7,092)	$(7,102)	$10

Research and development expenses. R&D expenses were $4.0 million for the three months ended March 31, 2021, compared to $4.1 million for the three months ended March 31, 2020. The decrease of $0.1 million was primarily attributable to a decrease of $1.6 million in device development costs. The decrease was partially offset by a $0.5 million increase in clinical study activity and clinical consulting, a $0.4 million increase in employee-related costs, a $0.3 million increase in pharmaceutical development costs, and a $0.2 million increase in contract services for medical affairs.

General and administrative expenses. G&A expenses were $2.7 million for the three months ended March 31, 2021, compared to $2.5 million for the three months ended March 31, 2020. The increase of $0.2 million was primarily attributable to a $0.3 million increase in employee-related costs and a $0.1 million increase in director and officer’s insurance. The increase was partially offset by a $0.2 million decrease in legal costs.

Other (expense) income. Other income was $0.3 million for the three months ended March 31, 2021, compared to other expense of $31,000 for the three months ended March 31, 2020. The increase in income of $0.3 million was primarily attributable to the recovery of fees associated with a post-employment matter.

Interest income. Interest income was $20,000 for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The decrease of $0.2 million was primarily attributable to lower interest rates on our financial instruments.

Interest expense. Interest expense was $0.6 million for the three months ended March 31, 2021 and for the three months ended March 31, 2020. Interest expense consists of interest on the $20.0 million term loan with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2021 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2021, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, $18.8 million from borrowings under our term loan, $13.5 million from sales of convertible notes, $50.2 million from our public offering in 2020 and $14.4 million from the sale of common stock in our 2019 at-the-market offering. As of March 31, 2021, we had cash, cash equivalents and restricted cash of $76.0 million and short-term investments of $20.5 million.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of March 31, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2021
Net cash (used in) provided by:
Operating activities	$(7,743)	$(8,615)
Investing activities	-	12,705
Financing activities	10,458	(72)
Net increase in cash, cash equivalents and restricted cash	$2,715	$4,018

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $8.6 million, consisting primarily of a net loss of $7.1 million and an increase in net operating assets of $2.3 million. This was offset by non-cash charges of $0.8 million, which primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments. The increase in net operating assets is related to accrued expenses for employee-related and device development costs.

During the three months ended March 31, 2020, net cash used in operating activities was $7.7 million, consisting primarily of a net loss of $7.1 million. This was offset by non-cash charges of $0.8 million and a $1.4 million increase in net operating assets. The non-cash charges primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and the fair value adjustment to the derivative liability. The increase in net operating assets related to accrued expenses for device development costs and materials.

Net Cash Provided by Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $12.7 million, consisting of maturities and purchases of short-term investments.

There was no cash from investing activities during the three months ended March 31, 2020.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2021, net cash used in financing activities was $72,000, consisting primarily of tax obligations on the settlement of restricted stock units, offset by stock option exercises.

During the three months ended March 31, 2020, net cash provided by financing activities was $10.5 million, consisting primarily of net proceeds of $10.4 million from the 2019 at-the-market offering and stock option exercises, offset by tax obligations on the settlement of restricted stock units.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2021, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 23, 2021. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

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

SCPHARMACEUTICALS INC.

Date: May 12, 2021	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)