Form 10-Q
period 2021-09-30
scPharmaceuticals Inc.
filed 2021-11-09
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the Registrant had 27,355,454 common shares, $0.0001 par value per share, outstanding.

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
•
our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of components and drug product for commercialization of FUROSCIX or any other of our product candidates, including any delays related to COVID-19;
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

i

SCPHARMACEUTICALS INC.

ii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2020	2021
Assets
Current assets
Cash and cash equivalents	$71,819	$79,323
Short-term investments	33,276	5,515
Prepaid expenses	2,610	1,621
Other current assets	121	11
Total current assets	107,826	86,470
Restricted cash	182	182
Property and equipment, net	93	77
Right-of-use lease assets - operating, net	815	513
Deposits and other assets	132	289
Total assets	$109,048	$87,531
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,666	$447
Accrued expenses	4,787	3,484
Term loan, short-term	2,408	9,777
Lease obligation - operating, short-term	460	497
Total current liabilities	9,321	14,205
Term loan, long-term	16,858	9,777
Lease obligation - operating, long-term	480	99
Other liabilities	219	340
Total liabilities	26,878	24,421
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2021; 27,325,959 and 27,355,454 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	3	3
Additional paid-in capital	243,830	245,487
Accumulated deficit	(161,664)	(182,380)
Accumulated other comprehensive gain	1	-
Total stockholders’ equity	82,170	63,110
Total liabilities and stockholders’ equity	$109,048	$87,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating expenses:
Research and development	$5,119	$3,694	$14,404	$11,509
General and administrative	3,319	2,211	8,359	7,593
Total operating expenses	8,438	5,905	22,763	19,102
Loss from operations	(8,438)	(5,905)	(22,763)	(19,102)
Other income (expense)	19	10	(13)	298
Interest income	36	10	281	42
Interest expense	(655)	(667)	(1,930)	(1,954)
Net loss	$(9,038)	$(6,552)	$(24,425)	$(20,716)
Net loss per share — basic and diluted	$(0.33)	$(0.24)	$(1.03)	$(0.76)
Weighted average common shares outstanding — basic and diluted	27,319,465	27,355,454	23,644,580	27,349,279

Other comprehensive loss:
Unrealized gain on short-term investments	$8	$-	$8	$-
Comprehensive loss	$(9,030)	$(6,552)	$(24,417)	$(20,716)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
At December 31, 2020	27,325,959	$3	$243,830	$(161,664)	$1	$82,170
Net loss	—	—	—	(7,102)	—	(7,102)
Issuance of common stock upon exercise of stock options	2,500	—	9	—	—	9
Vesting of restricted stock	26,994	—	(81)	—	—	(81)
Stock-based compensation	—	—	521	—	—	521
Unrealized loss on short-term investments	—	—	—	—	(2)	(2)
At March 31, 2021	27,355,453	3	244,279	(168,766)	(1)	75,515
Net loss	—	—	—	(7,062)	—	(7,062)
Issuance of common stock upon exercise of stock options	1	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Unrealized gain on short-term investments	—	—	—	—	1	1
At June 30, 2021	27,355,454	3	244,868	(175,828)	—	69,043
Net loss	—	—	—	(6,552)	—	(6,552)
Stock-based compensation	—	—	619	—	—	619
At September 30, 2021	27,355,454	$3	$245,487	$(182,380)	$—	$63,110

At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$—	$51,365
Net loss	—	—	—	(7,092)	—	(7,092)
Issuance of common stock under at-the- market offering net of commissions and issuance costs (Note 9)	1,502,892	—	10,253	—	—	10,253
Issuance of common stock upon exercise of stock options	30,143	—	154	—	—	154
Vesting of restricted stock	29,890	—	(84)	—	—	(84)
Stock-based compensation	—	—	508	—	—	508
At March 31, 2020	20,981,880	2	191,649	(136,547)	—	55,104
Net loss	—	—	—	(8,295)	—	(8,295)
Common stock offering, net of commissions and issuance costs (Note 9)	6,220,589	1	50,147	—	—	50,148
Issuance of common stock upon exercise of stock options	85,528	—	561	—	—	561
Vesting of restricted stock	—	—	(80)	—	—	(80)
Stock-based compensation	—	—	621	—	—	621
At June 30, 2020	27,287,997	3	242,898	(144,842)	—	98,059
Net loss	—	—	—	(9,038)	—	(9,038)
Issuance costs	—	—	40	—	—	40
Issuance of common stock upon exercise of stock options	500	—	2	—	—	2
Vesting of restricted stock	31,962	—	—	—	—	—
Stock-based compensation	—	—	744	—	—	744
Unrealized gain on short-term investments	—	—	—	—	8	8
At September 30, 2020	27,320,459	$3	$243,684	$(153,880)	$8	$89,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net loss	$(24,425)	$(20,716)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	25	26
Amortization expense - right-of-use leased assets - operating	270	301
Accretion of discount on investments	45	120
Stock-based compensation	1,873	1,729
Non-cash interest expense	380	410
Fair value adjustment to derivative liability	30	-
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,671	941
Accounts payable, accrued expenses and other liabilities	1,618	(2,864)
Net cash used in operating activities	(18,513)	(20,053)
Cash flows from investing activities
Purchases of property and equipment	-	(10)
Maturities of short-term investments	-	36,650
Purchases of short-term investments	(70,161)	(9,011)
Net cash (used in) provided by investing activities	(70,161)	27,629
Cash flows from financing activities
Proceeds from common stock offering, net	50,187	-
Proceeds from at-the-market offering, net	10,388	-
Proceeds from the exercise of vested stock options	717	9
Payment of term loan exit fee	(800)	-
Settlements of restricted stock units for tax withholding obligations	(164)	(81)
Net cash provided by (used in) financing activities	60,328	(72)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,346)	7,504
Cash, cash equivalents and restricted cash at beginning of period	72,806	72,001
Cash, cash equivalents and restricted cash at end of period	$44,460	$79,505
Supplemental cash flow information
Interest paid	$1,471	$1,550
Taxes paid	$144	$166
Supplemental non-cash information
Transfer of issuance costs from other noncurrent assets to equity	$135	$-

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

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2020 and 2021 and condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Liquidity

As of September 30, 2021, the Company had an accumulated deficit of approximately $182.4 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of September 30, 2021, the Company had cash, cash equivalents, restricted cash, and short-term investments of $85.0 million. The Company believes that its existing cash, cash equivalents, restricted cash and short-term investments will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

As of September 30, 2021, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2020	September 30, 2021
Cash and cash equivalents	$71,819	$79,323
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,001	$79,505

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of corporate debt securities and commercial paper. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At September 30, 2021, the Company had no such accruals.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(9,038)	$(6,552)	$(24,425)	$(20,716)
Weighted-average shares used in computing net loss per share	27,319,465	27,355,454	23,644,580	27,349,279
Net loss per share, basic and diluted	$(0.33)	$(0.24)	$(1.03)	$(0.76)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Stock options to purchase common stock	2,183,217	2,677,743	2,183,217	2,677,743
Unvested restricted stock units	80,450	42,250	80,450	42,250
Total	2,263,667	2,719,993	2,263,667	2,719,993

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of September 30, 2021 consisted of the following (in thousands):

	At September 30, 2021
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Corporate debt securities	$4,498	$-	$-	$4,498
Commercial paper	1,017	-	-	1,017
Total	$5,515	$-	$-	$5,515

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2021 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$5,515	$5,515
Total	$5,515	$5,515

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2020	September 30, 2021
Office equipment	5 years	$10	$10
Office furniture	7 years	116	126
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	239
Less: Accumulated depreciation		(136)	(162)
Property and equipment, net		$93	$77

Depreciation expense for the three months ended September 30, 2020 and September 30, 2021 was $8,000 and $10,000, respectively.

Depreciation expense for the nine months ended September 30, 2020 and September 30, 2021 was $25,000 and $26,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2020	September 30, 2021
Contract research and development	$2,274	$1,954
Employee compensation and related costs	1,978	930
Consulting and professional service fees	364	311
Interest	88	170
Financing related costs	43	60
Deposit liability	-	20
State taxes	40	17
Other	-	22
Total accrued expenses	$4,787	$3,484

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

The carrying values of the Company’s cash and restricted cash, prepaid expenses and deposits approximate their fair values due to their short-term nature. The carrying value of the Company’s loan payable is considered a reasonable estimate of fair value because the Company’s interest rate is near current market rates for instruments with similar characteristics.

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2020
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$70,797	$68,798	$1,999	$—
Total cash equivalents	70,797	68,798	1,999	—

United States Treasury securities	8,213	8,213	—	—
Corporate debt securities	11,973	—	11,973	—
Commercial paper	13,090	—	13,090	—
Investments	33,276	8,213	25,063	—

Total	$104,073	$77,011	$27,062	$—

	As of September 30, 2021
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$76,946	$76,946	$—	$—
Total cash equivalents	76,946	76,946	—	—

Corporate debt securities	1,017	—	1,017	—
Commercial paper	4,498	—	4,498	—
Investments	5,515	—	5,515	—

Total	$82,461	$76,946	$5,515	$—

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at September 30, 2021 was 10.18%. Pursuant to the 2019 Loan Agreement, the

Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

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

As of September 30, 2021, unpaid borrowings under the 2019 Loan Agreement totaled $20.0 million. For the three and nine months ended September 30, 2021, the Company recorded $106,000 and $288,000, respectively, related to the amortization of debt discount associated with the 2019 Loan Agreement. For the three and nine months ended September 30, 2020, the Company recorded $94,000 and $260,000, respectively, related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and nine months ended September 30, 2021, the Company recorded $41,000 and $122,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the three and nine months ended September 30, 2020, the Company recorded $40,000 and $120,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

September 30, 2021
Face value	$20,000
Less: discount	(446)
Total	$19,554
Less: current portion	(9,777)
Long-term portion	$9,777

As of September 30, 2021, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2021	$2,500
December 31, 2022	10,000
December 31, 2023	7,500
Total	$20,000

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

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “2021 ATM Program”) under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of September 30, 2021, the Company had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 upon the completion of the Company’s initial public offering and no further options were granted under the 2014 Stock Plan. At September 30, 2021, there were 600,688 options outstanding under the 2014 Stock Plan.

As of September 30, 2021, there were 5,051,920 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,651 options that have been forfeited from the 2014 Stock Plan.

At September 30, 2021, there were 2,902,811 options available for issuance under the 2017 Stock Plan, 2,077,055 options outstanding and 42,250 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but, is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2021
Risk-free interest rate	0.41% - 1.71%	0.50% - 0.88%
Expected dividend yield	0%	0%
Expected life	5.5-6.6 years	5.5-6.7 years
Expected volatility	72%-75%	72%-74%
Weighted-average grant date fair value	$4.06	$4.25

The following table summarizes information about stock option activity during the nine months ended September 30, 2021 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2020	2,224,913	$6.26
Granted	911,506	6.68
Exercised	(2,501)	3.81
Forfeited	(456,175)	6.64
Outstanding, September 30, 2021	2,677,743	$6.34	7.72	$2,821
Vested and exercisable, September 30, 2021	1,293,635	$5.97	6.39	$2,265
Vested and expected to vest, September 30, 2021	2,190,833	$6.27	7.43	$2,643

Of the options granted during the nine months ended September 30, 2021, 112,050 were performance-based options. Vesting of these performance-based options is contingent on the occurrence of certain regulatory and commercial milestones. The Company is recognizing the expense straight-line over the expected performance achievement term.

The following table summarizes information about RSU activity during the nine months ended September 30, 2021:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2020	80,450	$3.25
Granted	—	—
Vested	(38,200)	3.25
Forfeited	—	—
RSUs outstanding at September 30, 2021	42,250	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Unrecognized compensation expense related to unvested options as of September 30, 2021 was $3.1 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.4 years. Unrecognized compensation expense related to unvested RSUs as of September 30, 2021 was $31,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1 year.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Research and development	$213	$235	$534	$695
General and administrative	531	384	1,339	1,034
Total	$744	$619	$1,873	$1,729

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2021 (in thousands):

Year ended:
December 31, 2021	$133
December 31, 2022	496
Total minimum lease payments	629
Less imputed interest	(33)
Total	$596

	Nine Months Ended September 30,
	2020	2021
Lease cost:
Operating lease cost	$365	$365
Short-term lease cost	-	5
Sublease income	(38)	(39)
Total lease cost	$327	$331
Other information
Cash paid for amounts included in the measurement of lease liabilities	$391	$396
Operating cash flows from operating leases	$(32)	$(43)
Weighted-average remaining lease term - operating leases	2.2 years	1.2 years
Weighted-average discount rate - operating leases	10.1%	10.1%

In July 2021, the Company signed a lease agreement for a new office facility located in Salem, New Hampshire. The lease commenced on September 1, 2021 and has an initial term of 12 months with an optional extension term through August 2023. The lease is considered short-term and is being recognized on a straight-line basis over the initial term as the Company does not currently intend to exercise the option.

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

On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020; however, on December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at three of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on guidance we received during the meeting and subsequently contained within the meeting minutes, we are conducting the required bench testing for the West proprietary on-body infusor. The FDA has not requested modifications to the device and all testing to date on devices manufactured on the planned commercial line has been successful, however, due to COVID-19 related global supply chain logistics we plan to resubmit our NDA in the first quarter of 2022. If the resubmission is approved, we still anticipate a commercial launch in the fourth quarter of 2022.

In May 2021, we completed enrollment in FREEDOM-HF, a prospective clinical trial evaluating overall and heart failure-related costs for subjects treated with FUROSCIX outside the hospital for 30 days post-discharge from the emergency department compared to patients receiving intravenous furosemide in the hospital setting. Based on the results from a planned, prespecified interim analysis conducted to confirm the final sample size, and following input from statisticians, principal investigators, payer advisors and Health Economics and Outcomes Research (HEOR) experts, enrollment was closed on May 17, 2021, prior to the enrollment target of 34 patients. This decision was made due to the statistically significant reduction observed in 30-day heart failure-related costs in patients who received FUROSCIX in the interim analysis. The final analysis included 24 subjects treated with FUROSCIX and 66 matched comparators based on seven variables associated with hospitalization. On July 13, 2021, we announced top-line results from FREEDOM-HF, demonstrating that average 30-day heart failure-related costs were reduced by $17,753 per study subject in the FUROSCIX arm compared to historically matched comparators (p < 0.0001). In September, we announced additional results from FREEDOM-HF, demonstrating that average 30-day total healthcare costs were reduced by $30,568 per study subject in the FUROSCIX arm compared to historically matched comparators (p < 0.0001). Since the price for FUROSCIX has not been established, the difference in costs does not include the cost of FUROSCIX. These results support our hypothesis that treating heart failure patients presenting to the emergency department with worsening congestion with FUROSCIX outside of the hospital setting has the potential to dramatically reduce the significant costs associated with hospital admissions and readmissions.

We conducted an analysis of additional secondary endpoints in FREEDOM-HF which provided additional insights into the clinical effectiveness of FUROSCIX. In this analysis, it was determined that patients who received FUROSCIX had a median reduction of heart failure peptide biomarkers from study entry to first visit, and to last visit, of 42.3% and 28%, respectively (p < 0.01). In addition, patients who received FUROSCIX had a 12.8-point improvement in the Kansas City Cardiomyopathy Questionnaire (KCCQ-12) Summary Score 30 days after study entry.

We continued enrollment in AT HOME-HF PILOT, a multicenter, randomized, open label, controlled study in heart failure patients with worsening signs and symptoms of congestion requiring augmentation in diuretic therapy outside of an acute care setting. The objective of this pilot study is to evaluate the effectiveness and safety of FUROSCIX versus continued medical therapy to inform a larger, pivotal clinical trial. We anticipate completing enrollment in the AT HOME-HF PILOT study in the first half of 2022.

We have funded our operations from inception through September 30, 2021 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of September 30, 2021, we had an accumulated deficit of $182.4 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have experienced delays relating to supply chain logistics but have remained operational. The extent of the impact of the evolving COVID-19 pandemic on the timing of our ability to resubmit the FUROSCIX NDA, the FDA’s subsequent review of the FUROSCIX NDA or possible delays in enrolling patients to our upcoming or recently initiated trials and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, the impact of new strains of the virus, the effectiveness and availability of vaccines and other actions that may be taken by governmental authorities, including the ability of the FDA to inspect facilities required for approval of our NDA, the impact to the business of our suppliers, service providers or customers, and other items identified under “Risk Factors” in our Annual Report on Form 10-K, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption may continue to impact us and could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended September 30,		Increase
	2020	2021	(Decrease)
Operating expenses:
Research and development	$5,119	$3,694	$(1,425)
General and administrative	3,319	2,211	(1,108)
Total operating expenses	8,438	5,905	(2,533)
Loss from operations	(8,438)	(5,905)	(2,533)
Other income	19	10	(9)
Interest income	36	10	(26)
Interest expense	(655)	(667)	12
Net loss	$(9,038)	$(6,552)	$(2,486)

Research and development expenses. R&D expenses were $3.7 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020. The decrease of $1.4 million was primarily attributable to a decrease of $1.1 million in device development costs, a $0.4 million decrease in pharmaceutical development costs, and a $0.1 million decrease in clinical study costs. The decrease was partially offset by a $0.2 million increase in quality and regulatory consulting costs.

General and administrative expenses. G&A expenses were $2.2 million for the three months ended September 30, 2021, compared to $3.3 million for the three months ended September 30, 2020. The decrease of $1.1 million was primarily attributable to a $0.6 million decrease in employee related costs, including stock-based compensation and bonus, a $0.3 million decrease in commercial preparation costs and a $0.3 million decrease in legal costs. The decrease was partially offset by $0.1 million increase in director and officer’s insurance.

Other income. Other income was $10,000 for the three months ended September 30, 2021, compared to $19,000 for the three months ended September 30, 2020. The decrease in income of $9,000 was primarily attributable to foreign exchange losses offset by income from a rental arrangement.

Interest income. Interest income was $10,000 for the three months ended September 30, 2021, compared to $36,000 for the three months ended September 30, 2020. The decrease of $26,000 was primarily attributable to lower interest rates on our financial instruments.

Interest expense. Interest expense was $0.7 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020. Interest expense consists of interest on the $20.0 million term loan with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank.

Comparison of Nine Months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2021 (in thousands):

	Nine Months Ended September 30,		Increase
	2020	2021	(Decrease)
Operating expenses:
Research and development	$14,404	$11,509	$(2,895)
General and administrative	8,359	7,593	(766)
Total operating expenses	22,763	19,102	(3,661)
Loss from operations	(22,763)	(19,102)	(3,661)
Other (expense) income	(13)	298	311
Interest income	281	42	(239)
Interest expense	(1,930)	(1,954)	24
Net loss	$(24,425)	$(20,716)	$(3,709)

Research and development expenses. R&D expenses were $11.5 million for the nine months ended September 30, 2021, compared to $14.4 million for the nine months ended September 30, 2020. The decrease of $2.9 million was primarily attributable to a decrease of $4.4 million in device development costs. The decrease was partially offset by a $0.5 million increase in employee-related costs, a $0.4 million increase in contract services for medical affairs, a $0.3 million increase in clinical study activity, $0.2 million increase in quality assurance professional services, and a $0.1 million increase in pharmaceutical development costs.

General and administrative expenses. G&A expenses were $7.6 million for the nine months ended September 30, 2021, compared to $8.4 million for the nine months ended September 30, 2020. The decrease of $0.8 million was primarily attributable to a $0.6 million decrease in legal costs, a $0.4 million decrease in commercial preparation costs, a $0.3 million decrease in employee-related costs, and a $0.2 million decrease in investor relation service costs. The decrease was partially offset by a $0.4 million increase in director and officer’s insurance and a $0.3 million increase in consulting fees.

Other (expense) income. Other income was $0.3 million for the nine months ended September 30, 2021, compared to other expense of $13,000 for the nine months ended September 30, 2020. The increase in income of $0.3 million was primarily attributable to the recovery of fees associated with a post-employment matter.

Interest income. Interest income was $42,000 for the nine months ended September 30, 2021, compared to $0.3 million for the nine months ended September 30, 2020. The decrease of $0.2 million was primarily attributable to lower interest rates on our financial instruments.

Interest expense. Interest expense was $2.0 million for the nine months ended September 30, 2021 compared to $1.9 million for the nine months ended September 30, 2020. Interest expense consists of interest on the $20.0 million term loan with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through September 30, 2021 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. As of September 30, 2021, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, $18.8 million from borrowings under our term loan, $13.5 million from sales of convertible notes, $50.2 million from our public offering in 2020 and $14.4 million from the sale of common stock in our 2019 at-the-market offering. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $79.5 million and short-term investments of $5.5 million.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of September 30, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2021
Net cash (used in) provided by:
Operating activities	$(18,513)	$(20,053)
Investing activities	(70,161)	27,629
Financing activities	60,328	(72)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,346)	$7,504

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $20.1 million, consisting primarily of a net loss of $20.7 million and an increase in net operating assets of $1.9 million. This was offset by non-cash charges of $2.6 million, which primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments. The increase in net operating assets is related to accrued expenses for employee-related and device development costs.

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

Net Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $27.6 million, consisting primarily of maturities and purchases of short-term investments.

During the nine months ended September 30, 2020, net cash used in investing activities was $70.2 million, consisting of purchases of short-term investments.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2021, net cash used in financing activities was $72,000, consisting primarily of tax obligations on the settlement of restricted stock units, offset by stock option exercises.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2021, our aggregate outstanding indebtedness was $20.0 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCPHARMACEUTICALS INC.

Date: November 9, 2021	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)