Form 10-K
period 2021-12-31
scPharmaceuticals Inc.
filed 2022-03-22
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $94,066,126. The number of shares of registrant’s Common Stock outstanding as of March 21, 2022 was 27,371,488.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

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
•
If we fail to produce FUROSCIX in the volumes that we require on a timely basis, we may face delays in our commercialization efforts, if approved.
•
We are utilizing the 505(b)(2) pathway for the regulatory approval of FUROSCIX, and a New Drug Application (“NDA”) submitted under Section 505(b)(2) may subject us to a patent infringement lawsuit that would delay or prevent the review or approval of FUROSCIX.
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
•
The ongoing and evolving COVID-19 pandemic may materially and adversely affect our business and our financial results, including the activities required for the resubmission of the FUROSCIX NDA and our intended commercial launch of FUROSCIX, if approved.
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the completion of activities required for the resubmission of the FUROSCIX® NDA with West's proprietary on-body infusor on our current projected timelines and subsequent review and potential approval by the U.S. Food and Drug Administration, or FDA, including any delays in submission or approval related to the ability of our third-party vendors to perform adequately and COVID-19;
•
the likelihood of approval by the FDA of our regulatory filings for FUROSCIX using our next generation delivery device;
•
the timing or likelihood of other regulatory filings and approvals;
•
the outcome of any bridging studies, clinical trials or human factors studies that may be required by the FDA for approval of any of our product candidates;
•
the commercialization of FUROSCIX, if approved, including launch preparation, ability to interact with physicians, patient access to FUROSCIX, manufacturing and supply chain matters, including any delays related to COVID-19 in our future planned Phase 4 studies of FUROSCIX incorporating West's proprietary on-body infusor to support the pricing and access to our product candidates;
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
•
our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of supplies, components and drug product for commercialization of FUROSCIX or any other of our product candidates including any delays related to COVID-19;
•
our ability to maintain and establish collaborations;
•
our future financial performance;
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

On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020; however, on December 3, 2020, we received a second CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the FUROSCIX NDA. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on the guidance we received during these meetings and subsequently contained within the meeting minutes, we conducted the required bench testing for the West proprietary on-body infusor. We anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities. We recently elected to change packaging vendors, which necessitated minor modifications to our FUROSCIX NDA. As a result, we anticipate resubmitting our NDA by April 15, 2022.

Heart failure affects 6.5 million adults in the United States and this population is expected to grow to greater than 8.0 million by 2030. Our proprietary formulation of furosemide administered subcutaneously via the West proprietary on-body infusor, which we refer to together as FUROSCIX, is intended to help alleviate the signs and symptoms associated with congestion due to fluid retention in heart failure patients, such as fatigue and shortness of breath. FUROSCIX is designed to offer alternative outpatient intervention for heart failure patients who display reduced responsiveness to oral diuretics in non-emergency situations and do not require hospitalization.

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

We are leveraging our subcutaneous formulation expertise to develop additional product candidates that we believe can significantly decrease the cost of treatment by moving treatment away from the hospital setting and can improve patient quality of life by eliminating the need for IV catheters. In this area, we have conducted additional development work to deliver ceftriaxone, a parenteral cephalosporin that is typically administered intravenously or intramuscularly. Based on IMS Health data, each year in the United States, there are 15 million outpatient days of ceftriaxone therapy to treat various types of infections, including pneumonia, urinary tract infections, and Lyme Disease. The current outpatient treatment option for these patients, Outpatient Parenteral Antimicrobial Therapy requires the placement of a long-term venous access device, known as a peripherally inserted central catheter, or PICC, and coordination of home infusion or office-based infusion services for patients to receive antibiotics outside of the hospital, which places significant burdens on the patients. Subcutaneous administration of ceftriaxone represents an opportunity to reduce costs to the overall health care system and improve the quality of care by reducing the complications and serious health risks associated with IV catheters and increasing patient mobility and convenience. We have conducted a pharmacokinetic study with subcutaneous ceftriaxone and intend to conduct additional clinical trials to advance its development.

Beyond furosemide and ceftriaxone, we aim to leverage our subcutaneous formulation expertise to develop and seek approval of additional drug candidates. We intend to conduct feasibility work on additional product candidates.

OUR PLATFORM AND OTHER PIPELINE PROGRAMS

FUROSCIX to Treat Congestion in Patients with Heart Failure

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the FDA, on June 30, 2020. On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a PDUFA target action date of December 30, 2020; however, on December 3, 2020, we received a second CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the FUROSCIX NDA. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on the guidance we received during these meetings and subsequently contained within the meeting minutes, we conducted the required bench testing for the West proprietary on-body infusor. We anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities. We recently elected to change packaging vendors, which necessitated minor modifications to our FUROSCIX NDA. As a result, we anticipate resubmitting our NDA by April 15, 2022.

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

Human Factors Summary

We conducted a human factors validation study for the next generation device from October 21, 2019 to November 14, 2019. The study included 60 subjects made up of 30 heart failure patients, 15 caregivers and 15 healthcare practitioners. Half of the patients were trained, while the remaining patients, all caregivers and all HCPs were untrained.

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

Based on the results from the human factors program, we believe the following:

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

FREEDOM-HF - Furoscix Real-World Evaluation for Decreasing Hospital Admissions in Heart Failure

FREEDOM-HF was a health economic study designed to support the commercial reimbursement of FUROSCIX, if approved. Further, this multicenter, prospective adaptive clinical trial was designed to evaluate differences in heart failure and overall costs between subjects receiving FUROSCIX outside the hospital and patients receiving intravenous furosemide in the hospital setting for 30-days after being discharged from the emergency department. Differences in costs were determined from a propensity-matched control arm derived from Truven Health Analytics MarketScan databases. The study was designed to enroll up to 75 subjects in the FUROSCIX cohort to detect a statistically significant difference in 30-day overall and heart-failure related costs. The study began enrollment in the fourth quarter of 2020 and completed enrollment in May 2021.

Based on the results from a planned, prespecified interim analysis conducted to confirm the final sample size, and following input from statisticians, principal investigators, payer advisors and Health Economics and Outcomes Research experts, enrollment was closed on May 17, 2021, prior to the enrollment target of 34 patients. This decision was made due to the statistically significant reduction observed in 30-day heart failure-related costs in patients who received FUROSCIX in the interim analysis. The final analysis included 24 subjects treated with FUROSCIX and 66 matched comparators based on seven variables associated with hospitalization. On July 13, 2021, we announced preliminary top-line results from FREEDOM-HF, demonstrating that average 30-day heart failure-related costs were reduced by $17,753 per study subject in the FUROSCIX arm compared to historically matched comparators (p < 0.0001). In September 2021, we announced additional results from FREEDOM-HF, demonstrating that average 30-day total healthcare costs were reduced by $30,568 per study subject in the FUROSCIX arm compared to historically matched comparators (p < 0.0001). Since the price for FUROSCIX has not been established, the difference in costs does not include the cost of FUROSCIX. These results support our hypothesis that treating heart failure patients presenting to the emergency department with worsening congestion with FUROSCIX outside of the hospital setting has the potential to dramatically reduce the significant costs associated with hospital admissions and readmissions.

We conducted an analysis of additional secondary endpoints in FREEDOM-HF which provided additional insights into the clinical effectiveness of FUROSCIX. In this analysis, it was determined that patients who received FUROSCIX had a median reduction of heart failure peptide biomarkers from study entry to first visit, and to last visit, of 42.3% and 28%, respectively (p <0.01). In addition, patients who received FUROSCIX had a 12.8-point improvement in the Kansas City Cardiomyopathy Questionnaire (KCCQ-12) Summary Score 30 days after study entry.

These results have been presented at the Heart Failure Society of America Annual meeting in September 2021 in Denver, Colorado and at the Technology and Heart Failure Therapeutics Conference in February 2022 in New York, NY.

AT HOME-HF PILOT - Avoiding Treatment in the Hospital with Furoscix for the Management of Congestion in Heart Failure – A Pilot Study

AT-HOME-HF PILOT is a multicenter, randomized pilot clinical trial designed to evaluate the clinical outcomes and safety of FUROSCIX compared to a “treatment as usual” approach in patients presenting to a heart failure clinic with chronic heart failure and fluid overload requiring augmented diuretic therapy. The primary endpoint is the improvement in a composite/combined morbidity/mortality endpoint consisting of (1) cardiovascular death, (2) heart failure hospitalization, (3) urgent emergency department/clinic visit for worsening heart failure (defined as IV diuretics, augmentation of, or new administration of, metolazone) and (4) NT-proBNP at 30 days using the Finkelstein Schoenfeld method. We anticipate a sample size of 51 subjects (randomized 2:1) could provide additional data on the effectiveness and safety of FUROSCIX and inform a potential clinical trial. The study began enrollment in the second quarter of 2021 and we are expecting to complete enrollment and have data available in the first half of 2022.

Investigator Sponsored Studies

We intend to support investigator sponsored studies post-approval and to initiate Phase 4 studies with FUROSCIX, incorporating West's proprietary on-body infusor, to evaluate the efficacy, safety, patient acceptance and health economic outcomes.

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

If approved, we believe that we can effectively commercialize FUROSCIX in the United States with an initial specialty sales force of approximately 35-40 field-based sales representatives. We intend to initially pursue a highly-concentrated target market, which consists of approximately 400 hospitals, associated clinics and office-based practices that, collectively account for approximately 40% of all IV furosemide administered to heart failure patients based on current IMS Drug Distribution Data. We also plan to target the top ten Medicare Part D plans, which cover 80% of Medicare Part D patients. We conducted payer research on 14 payers, representing 22 to 29 million total Medicare lives. We found that reducing readmissions and increasing patient comfort were ranked as important potential attributes of FUROSCIX by the health plans and pharmacy benefit managers that were surveyed.

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

As part of our commercialization strategy, we plan to educate hospitals, healthcare practitioners, patients and caregivers of the benefits of FUROSCIX and its proper use. We plan to work with national associations, such as the Heart Failure Society of America and the American Association of Heart Failure Nurses, hospital networks and individual hospitals to update treatment and issue guidelines to include subcutaneous furosemide outpatient treatment plans. These guidelines are intended to provide information to hospitals and healthcare practitioners regarding treatment of outpatient heart failure patients with subcutaneous furosemide.

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

•
FUROSCIX: FUROSCIX is a proprietary furosemide formulation that is buffered to a neutral pH to enable subcutaneous administration via a proprietary wearable, pre-programmed on-body delivery system, based on the West proprietary on-body infusor. It is under development for the treatment of congestion due to volume overload in patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. We recently elected to change packaging vendors, which necessitated minor modifications to our FUROSCIX NDA. As a result, we anticipate resubmitting our NDA by April 15, 2022.
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

Our FUROSCIX On-Body Infusor

The FUROSCIX On-Body Infusor is a drug-device combination product consisting of FUROSCIX (furosemide injection, 80 mg per 10 mL), a novel, pH neutral furosemide formulation optimized for subcutaneous administration and contained in a prefilled, Crystal Zenith® cartridge, and a proprietary wearable, pre-programmed on-body delivery system, the FUROSCIX On-Body Infusor, based on West's proprietary on-body infusor. The FUROSCIX On-Body Infusor is applied to the abdomen via a medical grade adhesive and delivers a subcutaneous infusion of FUROSCIX through a pre-programmed, biphasic delivery profile over 5 hours.

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

In order to meet projected global demand for FUROSCIX, if approved, we plan to support an increase in production capacity at West’s and our pharmaceutical manufacturing partners' facilities.

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

Furosemide 8 mg/mL formulation

As of February 7, 2022, we own a patent family directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating edema, hypertension or heart failure using the formulation of furosemide. This patent family includes U.S. Patent No. 9,884,039, directed to methods of treatment, U.S. Patent No. 10,272,064, directed to liquid pharmaceutical formulations, one pending U.S. patent application directed to methods of treatment, one granted patent in each of Canada, China and Europe, two granted patents in Japan, one pending patent application in Europe, and seven granted patents and five pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2034, excluding any additional term in the United States for patent term adjustment. U.S. Patent Nos. 9,884,039 and 10,272,064 are scheduled to expire in April 2034.

Other furosemide formulations

As of February 7, 2022, we also own a patent family directed to compositions of matter of liquid pharmaceutical formulations containing an increased concentration of furosemide and methods of treating congestion, edema, fluid overload, or hypertension using these formulations of furosemide. This patent family includes one pending U.S. patent application, one pending patent application in each of Canada, China, Europe and Japan, and 11 pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2040, excluding any additional term in the United States for patent term adjustment.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that combination products be manufactured in specific approved facilities and in accordance with cGMPs applicable to drugs and devices, including certain QSR requirements. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

Orphan Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. Alternatively, orphan drug designation may be available if the disease or the condition affects 200,000 or more individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

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

European Orphan Designation and Exclusivity

In the European Union, the European Medicines Agency’s, or EMA’s, Committee for Orphan Medicinal Products, or COMP, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions that affect not more than five in 10,000 persons in the European Union, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic conditions when, without incentives, it is unlikely that sales of such products would generate sufficient return in the European Union to justify the necessary investment in developing the products. In each case, orphan designation is only available where no satisfactory method of diagnosis, prevention, or treatment of the condition has been authorized for marketing in the EU (or, if a method exists, the product would be a significant benefit to those affected by the condition).

In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder of the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

Other Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws, each as amended, as applicable:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties statute. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change is currently under review by the Biden administration and may be amended or repealed. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. We continue to evaluate what effect, if any, these developments will have on our business;
•
the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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
•
the federal transparency requirements under the Affordable Care Act, or ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and effective January 1, 2022, physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to amendments to the statute, including Coronavirus Aid, Relief and Economic Security Act, or CARES Act, will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, which was signed into law on March 27, 2020 to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the

Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Human Capital Management

As of March 22, 2022, we had 26 full-time employees, including five in research and development, 12 in clinical and medical affairs, regulatory affairs, and quality assurance, two in commercial and seven in finance, general administrative and executive administration. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees as we expand the workforce. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. A testament to our strong culture is our second year in a row earning a spot on Boston Business Journal’s Best Places to Work list for companies of our size.

Facilities

Our principal executive offices are located in a 13,066 square foot facility in Burlington, Massachusetts. The term of the lease for our Burlington, Massachusetts facility extends through November 2022. We lease 2,037 square feet in Salem, New Hampshire. The term of the lease for our Salem, New Hampshire facility extends through August 2022. Our facilities house our research and development, sales, marketing, finance and administrative activities. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

We are not permitted to market any of our product candidates in the United States until we receive approval of a new drug application, or NDA, from the U.S. Food and Drug Administration, or FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a Complete Response Letter, or CRL, from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using the existing technology, we decided to transition to our next generation device, which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary on-body infusor. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020 for completion of its review of the NDA. However, on December 3, 2020, we received a CRL from the FDA and subsequently held a Type A meeting with the FDA. In each, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the FUROSCIX NDA. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on the guidance we received during these meetings and subsequently contained within the meeting minutes, we conducted the required bench testing for the West proprietary on-body infusor. We anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA has already delayed our timeline to commercialization of FUROSCIX by issuing CRLs in June 2018 and December 2020 with respect to our NDA for FUROSCIX. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. In addition, the FDA:

•	could determine that we cannot rely on the Section 505(b)(2) regulatory pathway for FUROSCIX;
•

could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of FUROSCIX or any of our product candidates for any indication;

•	could determine that additional clinical, human factors or other studies are required to evaluate FUROSCIX incorporating West's proprietary on-body infusor;
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

•

may delay the timing of routine or pre-approval inspections due to the ongoing COVID-19 pandemic, which could impact the approval process, or identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacturing of our product candidates;

•	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
•	may change its approval policies or adopt new regulations; or
•	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

To date, most patients who have been evaluated in studies of our product candidates have been treated with versions of our product candidates incorporating our first generation device. As of February 2019, we have discontinued use of our first generation device in our product candidates and have pivoted to incorporate West's proprietary on-body infusor. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using its then current technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary on-body infusor. If we are required to conduct additional testing or additional clinical studies, it could adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

We have supported and plan to continue to support investigator sponsored clinical trials evaluating novel approaches utilizing FUROSCIX to manage patients with worsening heart failure who display reduced responsiveness to oral diuretics and do not require hospitalization. We do not control the design or administration of investigator-sponsored trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to FUROSCIX that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

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

Because our product candidates are designed to be self-administered subcutaneously by patients, they are drug-device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. For example, we resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance FUROSCIX using its then current technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary on-body infusor. On December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the FUROSCIX NDA. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on the guidance we received during these meetings and subsequently contained within the meeting minutes, we conducted the required bench testing for the West proprietary on-body infusor. We anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities, which may cause delays in regulatory approval. We recently elected to change packaging vendors, which necessitated minor modifications to our FUROSCIX NDA. As a result, we anticipate resubmitting our NDA by April 15, 2022.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, the most common adverse events observed in patients treated with FUROSCIX include dizziness, headache and local infusion site skin effects such as erythema, bruising and pain, which were mild or moderate in severity. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. It is possible that there may be side effects associated with our other product candidates’ use. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such products;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•	we may be required to change the way such products are distributed or administered, conduct additional clinical trials or change the labeling of the products;
•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to recall or remove such products from the marketplace; or
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; or
•	we may fail to secure acceptance of our product candidates from physicians, healthcare payers, patients and the medical community; and
•	our reputation may suffer.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond FUROSCIX. We are exploring various therapeutic opportunities for our pipeline and product programs for use with West's proprietary on-body infusor. We may spend several years completing our development of any particular current or future internal product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising product candidates and products.

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
•

regulatory authorities may impose conditions under a risk evaluation and mitigation strategy, or REMS, including distribution of a medication guide to patients outlining the risks of such side effects or imposing distribution or use restrictions and/or requiring special training for prescribers of the product;

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

Risks Related to the COVID-19 Pandemic

The ongoing and evolving COVID-19 pandemic may materially and adversely affect our business and our financial results, including the activities required for the resubmission of the FUROSCIX NDA and our intended commercial launch of FUROSCIX, if approved.

The ongoing and evolving COVID-19 pandemic may continue to have a negative impact on the global economy which could impact our business and results of operations. The continued spread of COVID-19, and any current or new variants of the virus, could adversely impact our operations. For instance, the COVID-19 pandemic may negatively affect the operations of third-party suppliers, which could result in delays or disruptions in the supply of our product candidates. Furthermore, COVID-19 may delay enrollment in any future clinical trials due to prioritization of hospital resources toward the pandemic and restrictions in travel. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. On December 3, 2020, we received a CRL from the FDA, which indicated that, among other things, the FDA needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities, two of which could not be conducted due to travel restrictions related to COVID-19. Based on our interactions with the FDA, we anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities. The FDA may not be able to conduct these required inspections in a timely manner due to restrictions on travel and public health concerns related to COVID-19. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, we recently elected to change packaging vendors, which necessitated minor modifications to our FUROSCIX NDA. As a result, we anticipate resubmitting our NDA by April 15, 2022. Our resubmission and subsequent review by the FDA may be delayed and/or impacted by the COVID-19 pandemic. Any delay in the inspections could negatively impact our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results.

In addition, COVID-19 resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. Since the start of the COVID-19 pandemic, we have taken precautionary measures intended to help minimize the risk of the virus to our employees, including, at the start of the pandemic, encouraging employees to periodically work remotely, suspending non-essential travel worldwide for employees and discouraging employee attendance at large gatherings. We have resumed in-office operations, however, strict protocols have been established for any employee working in the office. These measures could negatively affect our business. For instance, encouraging all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of new variants of COVID-19 or the effectiveness of actions to contain and treat COVID-19, such as the effectiveness and availability of vaccines, as well as individual willingness to take the vaccine, particularly in the geographies where we or our third party suppliers or contract research organizations operate. To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have experienced delays relating to supply chain logistics but have remained operational. An extended period of global supply chain and economic disruption may continue to impact us and could materially affect our business, results of operations, access to sources of liquidity and financial condition. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

During the COVID-19 public health emergency, the FDA has noted it is continuing to work to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible. For example, the FDA's Center for Devices and Radiological Health noted that it has experienced some delays in meeting review timelines for certain submissions as a result of increased COVID-19 related activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. On December 3, 2020, we received a CRL from the FDA, which indicated that, among other things, the FDA needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities, two of which could not be conducted due to travel restrictions related to COVID-19. We cannot guarantee that the FDA will be able to complete the inspection or take other necessary actions with respect to our NDA in a timely fashion. A delay in the review of our NDA could have a material impact on our results of operations.

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

Manufacturers of combination products need to comply with both pharmaceutical current good manufacturing practice requirements, or cGMPs, and medical device Quality System Regulations, or QSRs, enforced by the FDA through its facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP and QSR requirements and with other FDA and foreign regulatory requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize such product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the commercialization of our product candidates, entail higher costs or even prevent us from effectively commercializing our product candidates.

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

For example, in our Phase 3 Product Design Clinical Validation study, there were four cases in which the FUROSCIX administered doses fell below the predefined criteria. One case was determined to be a dispensing failure, and the remaining three cases were determined to be caused by an undetected incomplete filling of our first generation device, likely due to user errors. As a result, the study did not meet its specified primary endpoints. If we are not successful in promoting the proper use of FUROSCIX, if approved, by patients, healthcare professionals and caregivers, we may not be able to achieve market acceptance or effectively commercialize FUROSCIX.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $32.2 million and $28.0 million for the years ended December 31, 2020 and 2021, respectively. In addition, our accumulated deficit as of December 31, 2021 was $189.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of our lead product candidate, FUROSCIX, if approved.

We anticipate that our expenses will increase substantially if and as we:

•	continue pursuing regulatory approval of FUROSCIX incorporating West's proprietary on-body infusor;

•	build our sales, marketing, distribution and other commercial infrastructure and manufacture commercial inventory in anticipation of the potential regulatory approval of FUROSCIX;
•	initiate and continue research, preclinical and clinical development efforts for FUROSCIX and any additional or future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory and marketing approvals for other product candidates that successfully complete clinical trials;
•	manufacture larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, commercial, scientific and sales and marketing personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development.

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

We commenced operations in 2013. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials for our product candidates. We resubmitted our NDA for FUROSCIX with the FDA on June 30, 2020. The resubmission was a response to a CRL from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, which required device modifications necessary to advance the development of FUROSCIX using the then current technology, we decided to transition to our next generation device, which is being developed through a partnership with West, using its proprietary on-body infusor. On December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. There can be no assurance that our resubmitted FUROSCIX NDA, if submitted, will be approved by the FDA. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

Developing our product programs is a time-consuming, expensive and uncertain process that takes years to complete. We resubmitted our NDA for FUROSCIX to the FDA on June 30, 2020. On July 23, 2020, the FDA accepted the resubmission of our NDA and assigned a PDUFA target action date of December 30, 2020 for completion of its review of the NDA; however, on December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. In addition, if FUROSCIX or any of our other product candidates are approved, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

In September 2019, we restructured our loan and security agreement with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank, providing for term loans of $20.0 million. All obligations under our secured loan are secured by substantially all of our existing property and assets (including our intellectual property assets), subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

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

Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, the European Medicines Agency, or EMA, and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

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

In response to the COVID-19 pandemic, the United States passed the CARES Act. Throughout the COVID-19 outbreak, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances the FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of any approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we obtain any product approvals and experience shortages in the supply of our marketed products, our results could be materially impacted.

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

Further, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and similar future initiatives may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document on October 1, 2020 outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we utilize the 505(b)(2) regulatory approval pathway for the approval of our product candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products. As a result, upon filing with the FDA for approval of our product candidates, we will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book for the listed drug; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our proposed drug product. We can avoid certifying to a method-of-use patent if we do not seek approval of the patented condition of use. If we certify to the FDA that a patent is invalid or not infringed, or a Paragraph IV certification, a notice of the Paragraph IV certification must also be sent to the patent owner and NDA holder shortly after our 505(b)(2) NDA is accepted for filing by the FDA. The third party may then initiate a lawsuit against us asserting infringement of the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving our 505(b)(2) application until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in our favor. If the third party does not file a patent infringement lawsuit within the required 45-day period, our application will not be subject to the 30-month stay. However, even if the third party does not sue within the 45-day time limit, thereby invoking the 30-month stay, it may still challenge our right to market our product upon FDA approval; therefore, some risk of an infringement suit remains even after the expiry of the 45-day limit.

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

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally, it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates, and our furosemide formulation, as well as the device components of our drug-device combination product candidates. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties.

We currently engage third-party manufacturers to manufacture FUROSCIX and related supplies and packaging. For example, we have engaged a third-party manufacturer for the manufacture of the furosemide formulation used in FUROSCIX and we have engaged a third party designer and manufacturer to develop and manufacture the on-body infusor for FUROSCIX. There is no guarantee that we can maintain our relationships with these manufacturers and we may incur added costs and delays in identifying and qualifying any replacements for such manufacturers. There is no assurance that we will be able to timely secure further needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to commercialize FUROSCIX. There may be difficulties and delays in scaling up to commercial quantities of FUROSCIX and the costs of manufacturing could be prohibitive. Beyond FUROSCIX, third parties also manufacture the materials that we require for the development of our other product candidates, and our reliance on these manufacturers for these activities carries similar risks as our reliance on third-party manufacturers in connection with FUROSCIX.

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

If we do not maintain our key manufacturing relationships or if our third-party manufactures fail to comply with applicable regulations, we may need to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

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

Our lead product candidate, FUROSCIX, is a drug-device combination product that will be regulated under the drug regulations of the FDA based on its primary mode of action as a drug. Third-party manufacturers may not be able to comply with the regulatory requirements, known as cGMP, applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device cGMP requirements embodied in the QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could cause significant delays in our operating timelines and would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

In order to produce sufficient quantities to meet the demand for any additional clinical trials and subsequent commercialization of FUROSCIX or any of our other product candidates in our pipeline or that we may develop, our third-party manufacturers will be required to increase their production and automate and otherwise optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to automate and otherwise optimize their manufacturing process to increase the product yield for West's proprietary on-body infusor and other components of our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate revenues and have a material adverse impact on our business and results of operations.

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

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

As of March 22, 2022, we had 26 full-time employees. Our focus on the development of FUROSCIX has required us to optimize cash utilization and to manage and operate our business in a lean manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to commercialize FUROSCIX or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

General Risk Factors

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in cyber security.

Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Unauthorized access to, or security breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise or corruption of such data and information. The systems of any manufacturers that we may engage in the future, and present and future contract research organizations, contractors and consultants also could experience breaches of security leading to the exposure of confidential and sensitive information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

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

As of December 31, 2021, we had federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $43.5 million, which may be carried forward indefinitely. At December 31, 2021, we had available state net operating loss carryforwards of $57.5 million, which expire at various dates through 2041 and $200,000, which may be carried forward indefinitely. If not utilized, the net operating loss carryforwards will expire. At December 31, 2021, we had federal and state research and development tax credit carryforwards of $3.0 million and $0.9 million, respectively. If not utilized, the research and development credits expire at various dates through 2041. Our ability to use our U.S. federal and state net operating loss and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of any of our existing, and potentially future, debt or credit agreements will preclude us from paying dividends. For example, under our loan and security agreement with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank, we are restricted from paying any dividends or making any distributions on account of our capital stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon shares outstanding as of December 31, 2021, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 61.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following our completed initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some, but not all, of the available exemptions.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

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

We are subject to SOX Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, or a “smaller reporting company” as defined in the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an “emerging growth company” or a “smaller reporting company” or, if before such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated, especially for so long as our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of such internal controls over financial reporting. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences.

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

Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court and other states have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal

Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable. The Court of Chancery of the State of Delaware or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of March 21, 2022, there were 27 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

None.

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, on June 30, 2020. The resubmission was a response to a Complete Response Letter, or CRL, from the FDA with respect to our NDA submitted in August 2017, which indicated that, among other things, certain device modifications to our infusor were required. Based on our interactions with the FDA, we decided to transition to our next generation device. The resubmission incorporated our next generation device which is being developed through a partnership with West Pharmaceutical Services, Inc., or West, using its proprietary on-body infusor.

On July 23, 2020, the FDA accepted the resubmission of our NDA and we were given a Prescription Drug User Fee Act, or PDUFA, target action date of December 30, 2020; however, on December 3, 2020, we received a CRL from the FDA, in which, among other things, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the FUROSCIX NDA. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on the guidance we received during these meetings and subsequently contained within the meeting minutes, we conducted the required bench testing for the West proprietary on-body infusor. We anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities. We recently elected to change packaging vendors, which necessitated minor modifications to our FUROSCIX NDA. As a result, we anticipate resubmitting our NDA by April 15, 2022.

We have funded our operations from inception through December 31, 2021 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

For the years ended December 31, 2020 and 2021, our net losses were $32.2 million and $28.0 million, respectively. We have not been profitable since inception, and as of December 31, 2021, our accumulated deficit was $189.7 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

IMPACT OF COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic by the World Health Organization, affecting the populations of the United States as well as the rest of the world. In response to the pandemic, we transitioned our workforce to work from home in March 2020. In July 2020, we opened our offices for limited access to employees integrating all recommendations for workplace safety, including appropriate protocols to ensure social-distancing. The health of our employees remains a top priority and we are continuing to monitor the impact of COVID-19, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and government regulations.

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have experienced delays relating to supply chain logistics but have generally remained operational. The extent of the impact of the evolving COVID-19 pandemic on the timing of our ability to resubmit the FUROSCIX NDA, the FDA’s subsequent review of the FUROSCIX NDA or the ability to timely enroll patients in our upcoming or current clinical trials, and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, the impact of new strains of the virus, the effectiveness and availability of vaccines and other actions that may be taken by governmental authorities. Such developments may also impact the ability of the FDA to inspect facilities required for approval of our NDA, the business of our suppliers, service providers or customers, and other items identified under “Risk Factors”, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption may continue to impact us and could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

•
pursue regulatory approval of FUROSCIX incorporating West's proprietary on-body infusor;
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

If we receive FDA approval for FUROSCIX incorporating West's proprietary on-body infusor, we anticipate that our G&A expenses will increase as we continue to build our corporate and commercial infrastructure to support the development and commercial launch of FUROSCIX in the United States.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2020 and 2021

The following table summarizes our results of operations for the years ended December 31, 2020 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
(in thousands)	2020	2021	(DECREASE)
Operating expenses:
Research and development	$18,149	$16,039	$(2,110)
General and administrative	11,784	9,784	(2,000)
Total operating expenses	29,933	25,823	(4,110)
Loss from operations	(29,933)	(25,823)	(4,110)
Other (expense) income	(4)	315	(319)
Interest income	315	49	(266)
Interest expense	(2,587)	(2,575)	(12)
Net loss	$(32,209)	$(28,034)	$(4,175)

Research and development expenses. R&D expenses decreased $2.1 million to $16.0 million during the year ended December 31, 2021, compared to $18.1 million during the year ended December 31, 2020. This decrease was primarily attributable to a $4.5 million decrease in device development costs and a $0.4 million decrease in pharmaceutical development costs. The decrease was partially offset by a $1.5 million increase in contract services for clinical and medical affairs, a $0.9 million increase in employee-related costs, and a $0.4 million increase in quality and regulatory consulting costs.

General and administrative expenses. G&A expenses decreased $2.0 million to $9.8 million during the year ended December 31, 2021, compared to $11.8 million during the year ended December 31, 2020. This decrease was primarily attributable to a $1.1 million decrease in legal costs, a $1.0 million decrease in costs related to commercial preparation, a $0.3 million decrease in employee-related costs, and a $0.3 million decrease in investor relations costs. The decrease was partially offset by a $0.5 million increase in directors & officers insurance and a $0.2 million increase in consulting and professional services costs.

Other (expense) income. Other income was $0.3 million for the year ended December 31, 2021, compared to expense of $4,000 during the year ended December 31, 2020. The increase in income of $0.3 million was primarily attributable to the recovery of fees associated with a post-employment matter.

Interest income. Interest income decreased $0.3 million to $49,000 during the year ended December 31, 2021 compared to $0.3 million during the year ended December 31, 2020. This decrease was primarily attributable to lower interest rates on and balances in our financial instruments during the year ended December 31, 2021.

Interest expense. Interest expense decreased $12,000 from the year ended December 31, 2020 to $2.6 million during the year ended December 31, 2021. This decrease was due to lower term loan balances in 2021 as a result of principal payments which commenced October 1, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through December 31, 2021 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. From inception through December 31, 2021, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, $18.8 million from borrowings under our term loan, $13.5 million from sales of convertible notes, $50.2 million from our public offering of common stock in 2020 and $14.4 million from the sale of common stock in our 2019 at-the-market offering. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $74.5 million and short-term investments of $1.0 million.

On March 23, 2021, we entered into an Open Market Sale AgreementSM (the "2021 ATM Agreement") with Cowen and Company LLC ("Cowen") to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating West's proprietary on-body infusor. We believe our existing unrestricted cash is sufficient to fund these operations through at least the next 12 months from the date of this annual report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we continue to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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

Loan and Security Agreement

In May 2017, we entered into a loan and security agreement (the “2017 Loan Agreement”), with SLR Investment Corp (f/k/a Solar Capital Ltd.) and Silicon Valley Bank (together, the “Lenders”), for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement were to be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at December 31, 2021 was 10.18%. Pursuant to the 2019 Loan Agreement, we provided a first priority security interest in substantially all of our assets, including intellectual property, subject to certain exceptions.

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

As of December 31, 2021, unpaid borrowings under the 2019 Loan Agreement totaled $17.5 million. For the year ended December 31, 2021, we recorded $392,000 related to the amortization of the debt discount associated with the 2019 Loan Agreement. For the year ended December 31, 2020, we recorded $357,000 related to the amortization of the debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows us to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the year ended December 31, 2021, we recorded $162,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the year ended December 31, 2020, we recorded $160,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

At-the-Market Issuance Sales Agreements

2019 At-the-Market Issuance Sales Agreement

On August 23, 2019, we entered into an Open Market Sale AgreementSM (the “2019 ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (the "2019 ATM Program") under which we could offer and sell shares of our common stock (the “2019 ATM Shares”), having an aggregate offering price of up to $15.0 million through Jefferies as our sales agent. The offering and sale of 2019 ATM Shares were made pursuant to our shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (the “Registration Statement”). We agreed to pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such 2019 ATM Shares.

During the year ended December 31, 2020, we sold a total of 1,502,892 2019 ATM Shares under the 2019 ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the program.

We incurred $189,000 of legal, accounting and other costs to establish and activate the 2019 ATM Program. We charged $135,000 of these costs against additional paid in capital upon issuance of shares during the year ended December 31, 2020. The program was completed in February 2020.

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen with respect to an at-the-market offering program (the "2021 ATM Program") under which we could offer and sell shares of our common stock (the "2021 ATM Shares"), having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of December 30, 2021, we have received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2020	2021
Net cash (used in) provided by:
Operating activities	$(27,693)	$(27,151)
Investing activities	(33,460)	32,130
Financing activities	60,348	(2,530)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(805)	$2,449

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $27.2 million, consisting primarily of a net loss of $28.0 million and a $2.6 million increase in net operating assets. This was offset by non-cash charges of $3.5 million. The non-cash charges primarily consisted of stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement.

During the year ended December 31, 2020, net cash used in operating activities was $27.7 million, consisting primarily of a net loss of $32.2 million. This was offset by a $1.4 million increase in net operating liabilities and non-cash charges of $3.1 million. The non-cash charges primarily consisted of stock-based compensation expense, amortization of right-of-use leased assets and non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement.

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $32.1 million, consisting primarily of maturities of short-term investments, net of purchases.

During the year ended December 31, 2020, net cash used in investing activities was $33.5 million, consisting of purchases of short-term investments, net of maturities.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2021, net cash used in financing activities was $2.5 million, consisting primarily of principal payments on a term loan.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	2022	2023 and 2024	2025 and 2026	After 2026
Operating lease obligations (1)	$496	$496	$—	$—	$—
Term loan	17,500	10,000	7,500	—	—
Total	$17,996	$10,496	$7,500	$—	$—

(1)
Consists of obligations under multi-year, non-cancelable building and equipment leases for our facilities in Salem, New Hampshire, Burlington, Massachusetts and Lexington, Massachusetts. The building leases expire on August 31, 2022, November 30, 2022 and December 31, 2022, respectively.

We have drawn down an aggregate of $20.0 million from our 2019 Loan Agreement as of December 31, 2021. Our contractual commitments under the 2019 Loan Agreement as of December 31, 2021 consist of an aggregate of $19.6 million in repayment obligations, inclusive of related interest amounts and final fee in the amount of $500,000. See “—Loan and Security Agreement” for additional information regarding the 2019 Loan Agreement.

We enter into contracts in the normal course of business with clinical trial sites and manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Due to the discontinuation of use of our first generation device in 2019, we have received notice of termination costs related to the program. Certain of our vendors have claimed or billed for additional costs for which we believe we are not obligated. At this time, we have determined that the possibility of additional costs is remote.

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

NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2021, our aggregate outstanding indebtedness was $17.5 million, which bears interest at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of scPharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of scPharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2020 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 22, 2022

SCPHARMACEUTICALS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31, 2020	DECEMBER 31, 2021
Assets
Current assets
Cash and cash equivalents	$71,819	$74,268
Restricted cash	—	182
Short-term investments	33,276	1,010
Prepaid expenses	2,610	2,791
Other current assets	121	24
Total current assets	107,826	78,275
Restricted cash	182	—
Property and equipment, net	93	69
Right-of-use lease assets - operating, net	815	410
Deposits and other assets	132	283
Total assets	$109,048	$79,037
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,666	$544
Accrued expenses	4,787	3,995
Term loan, short-term	2,408	9,805
Lease obligation - operating, short-term	460	476
Other current liabilities	—	26
Total current liabilities	9,321	14,846
Term loan, long-term	16,858	7,354
Lease obligation - operating, long-term	480	—
Other liabilities	219	367
Total liabilities	26,878	22,567
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized at December 31, 2020; 27,325,959 and 27,366,707 shares issued and outstanding at December 31, 2020 and December 31, 2021, respectively	3	3
Additional paid-in capital	243,830	246,166
Accumulated deficit	(161,664)	(189,698)
Accumulated other comprehensive gain (loss)	1	(1)
Total stockholders’ equity	82,170	56,470
Total liabilities and stockholders’ equity	$109,048	$79,037

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2020	2021
Operating expenses:
Research and development	$18,149	$16,039
General and administrative	11,784	9,784
Total operating expenses	29,933	25,823
Loss from operations	(29,933)	(25,823)
Other (expense) income	(4)	315
Interest income	315	49
Interest expense	(2,587)	(2,575)
Net loss	$(32,209)	$(28,034)
Net loss per share, basic and diluted	$(1.31)	$(1.02)
Weighted—average common shares outstanding, basic and diluted	24,568,897	27,351,730

Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$1	$(2)
Comprehensive loss	$(32,208)	$(28,036)

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
At December 31, 2019	19,418,955	$2	$180,818	$(129,455)	$—	$51,365
Net loss	—	—	—	(32,209)	—	(32,209)
Issuance of common stock under at-the-market offering, net of commissions and issuance costs (Note 10)	1,502,892	—	10,253	—	—	10,253
Common stock offering, net of commissions and issuance costs (Note 10)	6,220,589	1	50,187	—	—	50,188
Issuance of common stock upon exercise of stock options	121,671	—	736	—	—	736
Vesting of restricted stock	61,852	—	(164)	—	—	(164)
Stock-based compensation	—	—	2,000	—	—	2,000
Unrealized gain on short term investments	—	—	—	—	1	1
At December 31, 2020	27,325,959	3	243,830	(161,664)	1	82,170
Net loss	—	—	—	(28,034)	—	(28,034)
Issuance of common stock upon exercise of stock options	2,501	—	9	—	—	9
Issuance of common stock purchased through employee stock purchase plan	11,253	—	42	—	—	42
Vesting of restricted stock	26,994	—	(81)	—	—	(81)
Stock-based compensation	—	—	2,366	—	—	2,366
Unrealized loss on short term investments	—	—	—	—	(2)	(2)
At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2020	2021
Cash flows from operating activities
Net loss	$(32,209)	$(28,034)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	34	34
Amortization expense - right-of-use leased assets - operating	365	404
Accretion expense	122	124
Stock-based compensation	2,000	2,366
Non-cash interest expense	517	554
Fair value adjustment to derivative liability	30	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	236	(234)
Accounts payable, accrued expenses and other liabilities	1,212	(2,365)
Net cash flows used in operating activities	(27,693)	(27,151)
Cash flows from investing activities
Purchases of property and equipment	—	(9)
Maturities of short-term investments	38,700	41,150
Purchases of short-term investments	(72,160)	(9,011)
Net cash flows (used in) provided by investing activities	(33,460)	32,130
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	50,188	—
Proceeds from at-the-market offering, net	10,388	—
Proceeds from the exercise of stock options	736	9
Proceeds from employee stock purchase plan	—	42
Principal payments on term loan	—	(2,500)
Payment of term loan exit fee	(800)	—
Settlement of restricted stock units for tax withholding obligations	(164)	(81)
Net cash flows provided by (used in) financing activities	60,348	(2,530)
Net (decrease) increase in cash	(805)	2,449
Cash, cash equivalents and restricted cash, beginning of year	72,806	72,001
Cash, cash equivalents and restricted cash, end of year	$72,001	$74,450
Supplemental cash flow information
Interest paid	$1,986	$2,043
Taxes paid	226	206
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	135	—

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2021

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

At December 31, 2021, the Company had cash, cash equivalents, restricted cash and investments of $75.5 million and working capital of $63.4 million. During the year ended December 31, 2021, the Company incurred a net loss totaling $28.0 million and used cash in operating activities totaling $27.2 million. The Company expects to continue to incur losses and use cash in operating activities in 2022.

During the year ended December 31, 2020, the Company received net proceeds of $50.2 million from the completion of a public offering of 6,220,589 shares of common stock and $10.4 million from an at-the-market offering of 1,502,892 shares of common stock (Note 10). The Company currently has an at-the-market offering program with Cowen and Company, LLC pursuant to which it may offer and sell up to $50.0 million of shares of its common stock (Note 10).

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

As of December 31, 2020 and 2021, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 12). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2020	December 31, 2021
Cash and cash equivalents	$71,819	$74,268
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$72,001	$74,450

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of corporate debt securities. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification (“ASC”) 740 Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded to reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2020 and 2021, the Company had no such accruals.

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

Recently Issued Accounting Standards

The Company has reviewed recently issued accounting standards to determine if any of those standards will have a significant impact on its financial reporting. None were noted as of December 31, 2021.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	FOR THE YEAR ENDED
	DECEMBER 31, 2020	DECEMBER 31, 2021
Net loss	$(32,209)	$(28,034)
Weighted—average common shares outstanding, basic and diluted	24,568,897	27,351,730
Net loss per share, basic and diluted	$(1.31)	$(1.02)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	FOR THE YEAR ENDED
	DECEMBER 31, 2020	DECEMBER 31, 2021
Stock options to purchase common stock	2,224,913	2,662,752
Unvested restricted stock	80,450	42,250
	2,305,363	2,705,002

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2020 and 2021 consisted of the following (in thousands):

	At December 31, 2020
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$8,213	$-	$-	$8,213
Corporate debt securities	11,972	1	-	11,973
Commercial paper	13,090	-	-	13,090
Total	$33,275	$1	$-	$33,276

	At December 31, 2021
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Corporate debt securities	$1,011	$-	$(1)	$1,010
Total	$1,011	$-	$(1)	$1,010

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2021 consisted of the following (in thousands):

Amortized Cost
Due in one year or less	$1,011
Total	$1,011

5. Property and Equipment

Purchased property and equipment consist of the following as of December 31, 2020 and 2021 (in thousands):

	ESTIMATED USEFUL LIFE	2020	2021
Office equipment	5 years	$10	$10
Office furniture	7 years	116	126
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		229	239
Less: Accumulated depreciation		(136)	(170)
Property and equipment, net		$93	$69

Depreciation expense for the years ended December 31, 2020 and 2021 was $34,000 and $34,000, respectively.

6. Accrued Expenses

Accrued expenses at December 31, 2020 and 2021 consist of (in thousands):

	2020	2021
Contract research and development	$2,274	$2,350
Employee compensation and related costs	1,978	1,152
Consulting and professional service fees	364	265
Interest	88	154
Financing related costs	43	60
State taxes	40	5
Other	-	9
Total accrued expenses	$4,787	$3,995

7. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered. The tax benefit arising from the Company’s net loss has been offset by an increase in the valuation allowance.

Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2020 and 2021. Components of the net deferred tax assets at December 31, 2020 and 2021 are as follows (in thousands):

	2020	2021
Deferred tax assets:
Federal net operating loss carryforwards	$10,474	$12,813
State net operating loss carryforwards	2,938	3,630
Research and development tax credits	2,963	3,719
Accrued liabilities	588	327
Stock-based compensation	679	1,087
Depreciation and amortization	1,545	247
Capitalized research and development costs	23,977	29,529
Lease liabilities	253	129
Other	—	29
Total deferred tax assets	$43,417	$51,510
Deferred tax liabilities:
Right-of-use lease assets	(219)	(111)
Other	(119)	—
Total deferred tax liabilities	$(338)	$(111)
Valuation allowance	$(43,079)	$(51,399)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company had available federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $43.5 million, which may be carried forward indefinitely. At December 31, 2021, the Company had available state net operating loss carryforwards of $57.5 million, which expire at various dates through 2041, and $200,000, which may be carried forward indefinitely. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2020 and 2021 since it is more likely than not that these future tax benefits will not be realized. During 2021, the valuation allowance increased by $8.3 million.

At December 31, 2021, the Company had federal and state research and development credit carryforwards of $3.0 million and $0.9 million, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2041. Changes in the Company’s ownership, as defined in the U.S. Internal Revenue Code, may limit the Company’s ability to utilize the tax credit and net operating loss carryforwards.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements at December 31, 2020 and 2021 are as follows:

	2020	2021
Federal income tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	5.65%	5.97%
Research and development credits	2.03%	3.16%
Book compensation related to stock options	(0.91)%	0.03%
Change in income tax rate	0.73%	0.45%
Other	(0.30)%	(0.93)%
Increase in valuation allowance	(28.20)%	(29.68)%
Effective tax rate	—%	—%

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2017 through 2021 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts. Carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	2020	2021
Beginning uncertain tax benefits	$628	$774
Prior year - increases	1	—
Current year - decreases	—	—
Current year - increases	145	203
Ending uncertain tax benefits	$774	$977

8. Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) ASC Topic, Fair Value Measurements and Disclosures (“ASC 820”), provides a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2020
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$70,797	$68,798	$1,999	$—
Total cash equivalents	70,797	68,798	1,999	—

United States Treasury securities	8,213	8,213	—	—
Corporate debt securities	11,973	—	11,973	—
Commercial paper	13,090	—	13,090	—
Investments	33,276	8,213	25,063	—

Total	$104,073	$77,011	$27,062	$—

	As of December 31, 2021
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$72,449	$72,449	$—	$—
Total cash equivalents	72,449	72,449	—	—

Corporate debt securities	1,010	—	1,010	—
Investments	1,010	—	1,010	—

Total	$73,459	$72,449	$1,010	$—

Changes in the fair value of the Company’s Level 3 derivative liability for the year ended December 31, 2020 are as follows:

At December 31, 2019	$765
Change in fair value of derivative liability	30
Allocation of debt discount to term loan	5
Payment of derivative liability	(800)
At December 31, 2020	$—

9. Term Loan

In May 2017, the Company entered into a loan and security agreement (the “2017 Loan Agreement”), with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank, (together, the “Lenders”) for $10.0 million. The 2017 Loan Agreement had a maturity date of May 1, 2021. Debt issuance costs for the 2017 Loan Agreement were to be amortized to interest expense over the remaining term of the 2017 Loan Agreement using the effective-interest method.

In September 2019, the Company replaced the 2017 Loan Agreement with a new $20.0 million term loan with the Lenders (the "2019 Loan Agreement"). The restructured four-year term loan facility allows for an expansion of the 2017 Loan Agreement. Some of the proceeds from the 2019 Loan Agreement were used to pay off the 2017 Loan Agreement including the final fee of $325,000. The 2019 Loan Agreement extends the term of the credit facility until September 17, 2023. The payoff of the 2017 Loan Agreement was treated as a modification of the debt. Debt issuance costs for the 2019 Loan Agreement, including unamortized issuance costs for the 2017 Loan Agreement, will be amortized to interest expense over the remaining term of the 2019 Loan Agreement using the effective-interest method.

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there is an interest-only period until September 30, 2021. The rate at December 31, 2021 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

The Company entered into the Exit Agreement in connection with the 2019 Loan Agreement which provides for an aggregate payment of 4% of the loan commitment, or $800,000, to the Lenders upon the occurrence of an exit event (the "Exit Fee"). The Company concluded that the exit payment obligation met the definition of a derivative that was required to be accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the derivative liability of $763,000 as a debt discount and as a derivative liability in the Company’s balance sheet. The derivative liability is re-measured at each balance sheet date and any changes in estimated fair value is recorded as other income (expense). The Company paid the Exit Fee during the year ended December 31, 2020 in conjunction with the Company’s public offering, which was deemed to be an exit event pursuant to the Exit Agreement. Prior to its public offering in 2020, the Company recorded $30,000 in non-cash expense as a fair value adjustment to the derivative liability.

As of December 31, 2021, unpaid borrowings under the 2019 Loan Agreement totaled $17.5 million. For the years ended December 31, 2020 and 2021, the Company recorded $357,000 and $392,000, respectively, related to the amortization of the debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the years ended December 31, 2020 and 2021, the Company recorded $160,000 and $162,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

	DECEMBER 31, 2020	DECEMBER 31, 2021
Face value	$20,000	$17,500
Less: debt discount	(734)	(341)
Total	$19,266	$17,159
Less: current portion	(2,408)	(9,805)
Long-term portion	$16,858	$7,354

As of December 31, 2021, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2022	$10,000
December 31, 2023	7,500
Total minimum principal payments	$17,500

10. Stockholders’ Equity

Common Stock

At December 31, 2020 and 2021, the Company had 150,000,000 shares of common stock authorized with a par value of $0.0001. There were 27,325,959 and 27,366,707 shares issued and outstanding at December 31, 2020 and 2021, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Reserved Shares

The Company has reserved 2,662,752 and 42,250 shares of common stock for the exercise of outstanding options to purchase common stock and for the vesting of restricted stock units ("RSUs"), respectively.

2019 At-the-Market Issuance Sales Agreement

On August 23, 2019, the Company entered into an Open Market Sale AgreementSM (“the 2019 ATM Agreement”), with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (the "2019 ATM Program") under which the Company could offer and sell shares of its common stock (the “2019 ATM Shares”) having an aggregate offering price of up to $15.0 million through Jefferies as its sales agent. The offering and sale of 2019 ATM Shares were made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on February 11, 2019 (the “Registration Statement”).

The Company agreed to pay Jefferies a commission equal to 3.0% of the gross sales proceeds of such 2019 ATM Shares. The Company incurred $189,000 of legal, accounting and other costs to establish and activate the 2019 ATM Program.

During the year ended December 31, 2020, the Company sold a total of 1,502,892 2019 ATM Shares under the 2019 ATM Agreement, in the open market, at a weighted average gross selling price of $7.13 per share for net proceeds of $10.4 million, which completed the program. The Company charged $135,000 in costs related to establishing and activating the program against additional paid in capital upon issuance of shares in 2020.

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “2021 ATM Program”) under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of December 31, 2021, the Company had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

Preferred Stock

At December 31, 2020 and 2021, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.0001 and no shares of preferred stock were issued or outstanding.

11. Stock-Based Compensation

Stock Options

In October 2017, the board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) which became effective in November 2017, upon the closing of the Company’s IPO. The 2017 Stock Plan will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) terminated in November 2017 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2014 Stock Plan. At December 31, 2021, there were 600,688 options outstanding under the 2014 Stock Plan.

At December 31, 2021, there were 5,051,920 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,651 options that have been forfeited from the 2014 Stock Plan.

At December 31, 2021, there were 2,917,802 options available for issuance, 2,062,064 options outstanding and 42,250 restricted stock units outstanding under the 2017 Stock Plan. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the compensation committee of the board of directors but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2020	2021
Risk-free interest rate	0.33%—1.71%	0.50%—1.25%
Expected dividend yield	0%	0%
Expected life	5.5—6.6 years	5.5—6.7 years
Expected volatility	72%—75%	72%—74%
Weighted-average grant date fair value	$4.35	$4.18

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

The following table summarizes information about stock option activity during 2020 and 2021 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2019	1,439,518	$6.09
Granted	1,021,705	6.79
Exercised	(121,671)	6.07
Forfeited	(114,639)	9.01
Outstanding, December 31, 2020	2,224,913	$6.26
Granted	953,506	6.57
Exercised	(2,501)	3.81
Forfeited	(513,166)	6.72
Outstanding, December 31, 2021	2,662,752	$6.28	7.47	$993
Vested and exercisable, December 31, 2021	1,368,937	$6.08	6.22	$877
Vested and expected to vest, December 31, 2021	2,238,516	$6.24	7.22	$940

Of the options granted during the year ended December 31, 2021, 112,050 were performance-based options. Vesting of these performance-based options is contingent on the occurrence of certain regulatory and commercial milestones. The Company is recognizing the expense straight-line over the expected performance achievement term.

The following table summarizes information about RSU activity during 2020 and 2021:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2019	160,900	$3.25
Granted	—	—
Vested	(80,450)	3.25
Forfeited	—	—
RSUs outstanding, December 31, 2020	80,450	3.25
Granted	—	—
Vested	(38,200)	3.25
Forfeited	—	—
RSUs outstanding, December 31, 2021	42,250	$3.25

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

During 2020 and 2021, the Company received $736,000 and $9,000, respectively, upon exercise of stock options. The intrinsic value of the options exercised in 2020 and 2021 was $388,000 and $7,000, respectively.

Unrecognized compensation expense related to unvested options as of December 31, 2021 was $2.7 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.3 years. Unrecognized compensation expense related to unvested RSUs as of December 31, 2021 was $22,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.7 years.

Employee Stock Purchase Plan

In October 2017, the board of directors approved the 2017 Employee Stock Purchase Plan (“the ESPP”) which became effective in November 2017, upon the closing of the Company’s IPO. As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. Eligible employees who elected to participate were able to participate in the ESPP beginning September 1, 2021.

During 2021, 11,253 shares of common stock were issued under the ESPP. As of December 31, 2021, there were 983,629 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for employees, directors and non-employees during the years ended December 31, 2020 and 2021 as follows (in thousands):

	2020	2021
Research and development	$619	$947
General and administrative	1,381	1,419
Total	$2,000	$2,366

12. Commitments and Contingencies

Operating Leases

The Company entered into noncancelable operating leases for office facilities located in Lexington, Massachusetts and Burlington, Massachusetts through December 31, 2022 and November 30, 2022, respectively. Rent expense under the operating leases totaled $0.5 million and $0.5 million for the years ended December 31, 2020 and 2021, respectively.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2021 (in thousands):

Year ended:
December 31, 2022	$496
Total minimum lease payments	496
Less imputed interest	(20)
Total	$476

	2020	2021
Lease cost:
Operating lease cost	$491	$482
Short-term lease cost	-	20
Sublease income	(51)	(51)
Total lease cost	$440	$451
Other information
Cash paid for amounts included in the measurement of liabilities	$529	$530
Operating cash flows from operating leases	$(45)	$(60)
Weighted-average remaining lease term - operating leases	1.9 years	0.9 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies.

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

Due to the discontinuation of use of the first generation device in 2019, the Company has received notice of termination costs related to the program. Certain of the Company’s vendors have claimed or billed for additional costs for which the Company believes it is not obligated. The Company has evaluated this contingent liability in accordance with ASC 450, Contingencies, and determined that the possibility of additional costs is remote and no longer probable.

13. 401(k) Savings Plan

In July 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The plan includes an employer match equal to 100% on the first 3% of deferred compensation and an additional 50% on the next 2% of deferred compensation. During the years ended December 31, 2020 and 2021, the Company has recognized compensation expense of $151,000 and $198,000, respectively, for the employer match contribution.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive and financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.” Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2021, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

Our independent public accounting firm is RSM US LLP, Boston, MA, PCAOB Auditor ID 49.

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

4.2	Description of Registered Securities (incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 23, 2021)

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith.

† The Securities and Exchange Commission has granted confidential treatment of certain provisions. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

# Indicates a management contract or any compensatory plan, contract or arrangement.

** This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 22, 2022	By:	/s/ John H. Tucker
John H. Tucker
President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Tucker	Director, President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer	March 22, 2022
John H. Tucker

/s/ Rachael Nokes	Principal Accounting Officer	March 22, 2022
Rachael Nokes

/s/ Mette Kirstine Agger	Director	March 22, 2022
Mette Kirstine Agger

/s/ Sara Bonstein	Director	March 22, 2022
Sara Bonstein

/s/ Minnie V. Baylor-Henry	Director	March 22, 2022
Minnie V. Baylor-Henry

/s/ Jack A. Khattar	Director	March 22, 2022
Jack A. Khattar

/s/ Leonard D. Schaeffer	Director	March 22, 2022
Leonard D. Schaeffer

/s/ Klaus Veitinger, M.D., Ph.D.	Director	March 22, 2022
Klaus Veitinger, M.D., Ph.D.

/s/ Frederick Hudson	Director	March 22, 2022
Frederick Hudson

/s/ William T. Abraham, M.D.	Director	March 22, 2022
William T. Abraham, M.D.