Form 10-Q
period 2022-03-31
scPharmaceuticals Inc.
filed 2022-05-16
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the Registrant had 27,371,488 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the review and potential approval of the FUROSCIX® new drug application, or NDA, with West’s proprietary on-body infusor on our current projected timelines by the U.S. Food and Drug Administration, or FDA, including any delays in approval related to COVID-19;
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
•
our ability to fund or obtain funding for our continuing operations, including the commercialization of FUROSCIX, if approved, and the development of our product candidates;
•
our future financial performance;
•
developments relating to our competitors and our industry, including the impact of government regulation; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 22, 2022, as well as in our subsequent filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, then actual events or results may vary significantly from those implied or projected

i

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

ii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$74,268	$51,630
Restricted cash	182	182
Short-term investments	1,010	13,788
Prepaid expenses	2,791	2,567
Other current assets	24	59
Total current assets	78,275	68,226
Property and equipment, net	69	66
Right-of-use lease assets - operating, net	410	318
Deposits and other assets	283	283
Total assets	$79,037	$68,893
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$544	$445
Accrued expenses	3,995	3,477
Term loan, short-term	9,805	9,826
Lease obligation - operating, short-term	476	356
Other current liabilities	26	71
Total current liabilities	14,846	14,175
Term loan, long-term	7,354	4,913
Lease obligation - operating, long-term	-	10
Other liabilities	367	402
Total liabilities	22,567	19,500
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2022; 27,366,707 and 27,371,488 shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively	3	3
Additional paid-in capital	246,166	246,823
Accumulated deficit	(189,698)	(197,429)
Accumulated other comprehensive loss	(1)	(4)
Total stockholders’ equity	56,470	49,393
Total liabilities and stockholders’ equity	$79,037	$68,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2022
Operating expenses:
Research and development	$4,009	$4,347
General and administrative	2,732	2,893
Total operating expenses	6,741	7,240
Loss from operations	(6,741)	(7,240)
Other income	255	14
Interest income	20	13
Interest expense	(636)	(518)
Net loss	$(7,102)	$(7,731)
Net loss per share — basic and diluted	$(0.26)	$(0.28)
Weighted average common shares outstanding — basic and diluted	27,336,724	27,368,354

Other comprehensive loss:
Unrealized loss on short-term investments	$(2)	$(3)
Comprehensive loss	$(7,104)	$(7,734)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470
Net loss	—	—	—	(7,731)	—	(7,731)
Issuance of common stock upon exercise of stock options	4,781	—	21	—	—	21
Stock-based compensation	—	—	636	—	—	636
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At March 31, 2022	27,371,488	$3	$246,823	$(197,429)	$(4)	$49,393

At December 31, 2020	27,325,959	$3	$243,830	$(161,664)	$1	$82,170
Net loss	—	—	—	(7,102)	—	(7,102)
Issuance of common stock upon exercise of stock options	2,500	—	9	—	—	9
Vesting of restricted stock	26,994	—	(81)	—	—	(81)
Stock-based compensation	—	—	521	—	—	521
Unrealized loss on short-term investments	—	—	—	—	(2)	(2)
At March 31, 2021	27,355,453	$3	$244,279	$(168,766)	$(1)	$75,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities
Net loss	$(7,102)	$(7,731)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	8	9
Amortization expense - right-of-use leased assets - operating	98	93
Accretion expense	79	4
Stock-based compensation	521	636
Non-cash interest expense	127	114
Changes in operating assets and liabilities
Prepaid expenses and other assets	(119)	187
Accounts payable, accrued expenses and other liabilities	(2,227)	(681)
Net cash used in operating activities	(8,615)	(7,369)
Cash flows from investing activities
Purchases of property and equipment	-	(6)
Maturities of short-term investments	16,700	-
Purchases of short-term investments	(3,995)	(12,784)
Net cash provided by (used in) investing activities	12,705	(12,790)
Cash flows from financing activities
Principal payments on term loan	-	(2,500)
Proceeds from the exercise of vested stock options	9	21
Settlements of restricted stock units for tax withholding obligations	(81)	-
Net cash used in financing activities	(72)	(2,479)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,018	(22,638)
Cash, cash equivalents and restricted cash at beginning of period	72,001	74,450
Cash, cash equivalents and restricted cash at end of period	$76,019	$51,812
Supplemental cash flow information
Interest paid	$597	$425
Taxes paid	$42	$36

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2021 and 2022 and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Liquidity

As of March 31, 2022, the Company had an accumulated deficit of approximately $197.4 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of March 31, 2022, the Company had cash, cash equivalents, restricted cash, and short-term investments of $65.6 million. The Company's existing cash, cash equivalents, restricted cash and short-term investments will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 9), or could otherwise seek additional funding through a combination of public or private equity offerings or debt financing if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

As of March 31, 2022, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2021	March 31, 2022
Cash and cash equivalents	$74,268	$51,630
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$74,450	$51,812

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2022, the Company had no such accruals.

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the Company’s fiscal year ending December 31, 2022, the Company is required to capitalize research and development expenses, as defined under section 174 of the Internal Revenue Code of 1986, as amended. For expenses that are incurred for research and development in the United States, the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. The Company already capitalizes its research and development expenses for income tax purposes as it is a start-up company, so there is no material impact forecasted for this change in legislation in 2022.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2022
Net loss	$(7,102)	$(7,731)
Weighted-average shares used in computing net loss per share	27,336,724	27,368,354
Net loss per share, basic and diluted	$(0.26)	$(0.28)

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

	Three Months Ended March 31,
	2021	2022
Stock options to purchase common stock	2,805,029	3,442,152
Unvested restricted stock units	42,250	42,250
Total	2,847,279	3,484,402

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2021 and March 31, 2022 consisted of the following (in thousands):

	At December 31, 2021
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Corporate debt securities	$1,011	$-	$(1)	$1,010
Total	$1,011	$-	$(1)	$1,010

	At March 31, 2022
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$8,987	$-	$(1)	$8,986
Corporate debt securities	2,813	-	(3)	2,810
Commercial paper	1,992	-	-	1,992
Total	$13,792	$-	$(4)	$13,788

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$13,792	$13,788
Total	$13,792	$13,788

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2021	March 31, 2022
Office equipment	5 years	$10	$6
Office furniture	7 years	126	126
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		239	235
Less: Accumulated depreciation		(170)	(169)
Property and equipment, net		$69	$66

Depreciation expense for the three months ended March 31, 2021 and March 31, 2022 was $8,000 and $9,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2021	March 31, 2022
Contract research and development	$2,350	$2,199
Employee compensation and related costs	1,152	707
Consulting and professional service fees	265	335
Interest	154	132
Financing related costs	60	60
State taxes	5	44
Other	9	-
Total accrued expenses	$3,995	$3,477

7. Fair Value of Financial Instruments

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2021
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$72,449	$72,449	$—	$—
Total cash equivalents	72,449	72,449	—	—

Corporate debt securities	1,010	—	1,010	—
Investments	1,010	—	1,010	—

Total	$73,459	$72,449	$1,010	$—

	As of March 31, 2022
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$49,666	$47,866	$1,800	$—
Total cash equivalents	49,666	47,866	1,800	—

United States Treasury securities	8,986	8,986	—	—
Corporate debt securities	2,810	—	2,810
Commercial paper	1,992	—	1,992	—
Investments	13,788	8,986	4,802	—

Total	$63,454	$56,852	$6,602	$—

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there was an interest-only period until September 30, 2021. The rate at March 31, 2022 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

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

As of March 31, 2022, unpaid borrowings under the 2019 Loan Agreement totaled $15.0 million. For the three months ended March 31, 2022, the Company recorded $80,000 related to the amortization of debt discount associated with the 2019 Loan Agreement. For the three months ended March 31, 2021, the Company recorded $87,000 related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three months ended March 31, 2022, the Company recorded $34,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the three months ended March 31, 2021, the Company recorded $40,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2022
Face value	$15,000
Less: discount	(261)
Total	$14,739
Less: current portion	(9,826)
Long-term portion	$4,913

As of March 31, 2022, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2022	$7,500
December 31, 2023	7,500
Total	$15,000

9. Stockholders’ Equity

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale AgreementSM (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “2021 ATM Program”) under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of March 31, 2022, the Company had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At March 31, 2022, there were 598,619 options outstanding under the 2014 Stock Plan.

As of March 31, 2022, there were 6,143,876 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,652 options that have been forfeited from the 2014 Stock Plan.

At March 31, 2022, there were 3,228,289 options available for issuance under the 2017 Stock Plan, 2,843,533 options outstanding and 42,250 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2022
Risk-free interest rate	0.50% - 0.72%	1.67% - 1.90%
Expected dividend yield	0%	0%
Expected life	5.5-6.7 years	5.6-6.7 years
Expected volatility	72%-74%	70%-72%
Weighted-average grant date fair value	$4.36	$2.93

The following table summarizes information about stock option activity during the three months ended March 31, 2022 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2021	2,662,752	$6.28
Granted	795,119	4.61
Exercised	(4,781)	4.42
Forfeited	(10,938)	8.32
Outstanding, March 31, 2022	3,442,152	$5.89	7.83	$2,389
Vested and exercisable, March 31, 2022	1,582,865	$6.18	6.33	$1,356
Vested and expected to vest, March 31, 2022	2,777,959	$5.95	7.52	$1,997

The following table summarizes information about RSU activity during the three months ended March 31, 2022:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2021	42,250	$3.25
Granted	—	—
Vested	—	—
Forfeited	—	—
RSUs outstanding at March 31, 2022	42,250	$3.25

Unrecognized compensation expense related to unvested options as of March 31, 2022 was $3.8 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.6 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2022 was $18,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 6 months.

Employee Stock Purchase Plan

In October 2017, the board of directors approved the 2017 Employee Stock Purchase Plan ("the ESPP") which became effective in November 2017, upon the closing of the Company's IPO. As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. Eligible employees who elected to participate were able to participate in the ESPP beginning September 1, 2021. As of March 31, 2022, there were 1,188,629 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2022 (in thousands):

	Three Months Ended March 31,
	2021	2022
Research and development	$226	$254
General and administrative	295	382
Total	$521	$636

11. Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2025 and do not include renewal options.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2022 (in thousands):

Year ended:
December 31, 2022	$369
December 31, 2023	9
December 31, 2024	9
December 31, 2025	1
Total minimum lease payments	388
Less imputed interest	(22)
Total	$366

	Three Months Ended March 31,
	2021	2022
Lease cost:
Operating lease cost	$122	$118
Short-term lease cost	-	13
Sublease income	(13)	(13)
Total lease cost	$109	$118
Other information
Cash paid for amounts included in the measurement of lease liabilities	$141	$140
Operating cash flows from operating leases	$(14)	$(18)
Weighted-average remaining lease term - operating leases	1.7 years	0.8 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

12. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On April 11, 2022, the Company signed an amendment to the lease for its facility located in Burlington, Massachusetts. The lease commenced on September 1, 2017 and was scheduled to expire on November 30, 2022. The amendment extends the original lease term for a period of 12 months through November 30, 2023 and does not contain any options to extend beyond that term. The amendment results in future minimum lease payments of approximately $640,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We resubmitted our new drug application, or NDA, for FUROSCIX, with the U.S. Food and Drug Administration, or FDA, on April 8, 2022. The resubmission was accepted on May 13, 2022 and we were assigned a Prescription Drug User Fee Act, or PDUFA, target action date of October 8, 2022.

This resubmission was in response to a Complete Response Letter, or CRL, we received on December 3, 2020 in response to an NDA we submitted on July 23, 2020. In the CRL, the FDA raised questions related to testing, labeling and features of the combination product unrelated to the drug constituent. The FDA also indicated that they needed to conduct pre-approval inspections at certain of our third-party manufacturing facilities. No clinical deficiencies were noted. On January 28, 2021, we had a Type A meeting with the FDA to discuss the issues described in the CRL and steps required for the resubmission of the NDA for FUROSCIX. On June 2, 2021, we had a Type C meeting with the FDA regarding the requirements for resubmission of the FUROSCIX NDA. Based on guidance we received during the meeting and subsequently contained within the meeting minutes, we conducted the required bench testing for West's proprietary on-body infusor. We anticipate the FDA will still need to conduct pre-approval inspections at certain of our third-party manufacturing facilities. If the NDA is approved, we plan to launch in the fourth quarter of 2022.

We completed enrollment in the AT HOME-HF PILOT, a multicenter, randomized, open label, controlled study in heart failure patients with worsening signs and symptoms of congestion requiring augmentation in diuretic therapy outside of an acute care setting. The objective of this pilot study is to evaluate prospective endpoints to inform a potential larger clinical trial. We expect to have data available from the AT HOME-HF PILOT study in the first half of 2022.

We have funded our operations from inception through March 31, 2022 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of March 31, 2022, we had an accumulated deficit of $197.4 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

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

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have experienced delays relating to supply chain logistics but have generally remained operational. The extent of the impact of the evolving COVID-19 pandemic on the timing of the FDA’s review of the FUROSCIX NDA or the ability to timely enroll patients in our upcoming or current clinical trials and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, the impact of new strains of the virus, the effectiveness and availability of vaccines and other actions that may be taken by governmental authorities. Such developments may also impact the ability of the FDA to inspect facilities required for approval of our NDA, the business of our suppliers, service providers or customers, and other items identified under “Risk Factors” in our Annual Report on Form 10-K, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption may continue to impact us and could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2022 (in thousands):

	Three Months Ended March 31,		Increase
	2021	2022	(Decrease)
Operating expenses:
Research and development	$4,009	$4,347	$338
General and administrative	2,732	2,893	161
Total operating expenses	6,741	7,240	499
Loss from operations	(6,741)	(7,240)	499
Other income	255	14	(241)
Interest income	20	13	(7)
Interest expense	(636)	(518)	(118)
Net loss	$(7,102)	$(7,731)	$629

Research and development expenses. R&D expenses were $4.3 million for the three months ended March 31, 2022, compared to $4.0 million for the three months ended March 31, 2021. The increase of $0.3 million was primarily attributable to a $0.2 million increase in clinical study costs, a $0.2 million increase in regulatory consulting costs, a $0.2 million increase in pharmaceutical supplies, a $0.1 million increase in employee related costs, a $0.1 million increase in device development costs, and a $0.1 million increase in preclinical study costs. The increase was offset by a $0.5 million decrease in pharmaceutical preparation costs and a $0.1 million decrease in clinical consulting costs.

General and administrative expenses. G&A expenses were $2.9 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021. The increase of $0.2 million was primarily attributable to a $0.1 million increase in employee-related costs and a $0.1 million increase in commercial preparation costs.

Other income. Other income was $14,000 for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The decrease in income of $0.2 million was primarily attributable to the recovery of fees associated with a post-employment matter in the three months ended March 31, 2021.

Interest income. Interest income was $13,000 for the three months ended March 31, 2022, compared to $20,000 for the three months ended March 31, 2021. The decrease of $7,000 was primarily attributable to lower interest rates on and balances in our financial instruments.

Interest expense. Interest expense was $0.5 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021. The decrease of $0.1 million was due to lower term loan balances as a result of principal payments which commenced October 1, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2022 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2022, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, $18.8 million from borrowings under our term loan, $13.5 million from sales of convertible notes, $50.2 million from our public offering in 2020 and $14.4 million from the sale of common stock in our 2019 at-the-market offering. As of March 31, 2022, we had cash, cash equivalents and restricted cash of $51.8 million and short-term investments of $13.8 million.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of March 31, 2022, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and our plans to obtain regulatory approval for FUROSCIX incorporating West’s proprietary on-body infusor. We believe our existing unrestricted cash is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report. We expect our costs and expenses to increase in the future as we prepare for and, if approved, commence U.S. commercialization of FUROSCIX, including the development of a direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. In connection with such development plans and activities, if we determine that we need additional cash resources, we would seek to access such funds either pursuant to our 2021 ATM Agreement or through a combination of public or private equity offerings or debt financings. Additionally, we continue to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2022
Net cash (used in) provided by:
Operating activities	$(8,615)	$(7,369)
Investing activities	12,705	(12,790)
Financing activities	(72)	(2,479)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,018	$(22,638)

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $7.4 million, consisting primarily of a net loss of $7.7 million and an increase in net operating assets of $0.5 million. This was offset by non-cash charges of $0.8 million, which primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments. The increase in net operating assets is related to accrued expenses for employee-related, pharmaceutical and device development costs.

During the three months ended March 31, 2021, net cash used in operating activities was $8.6 million, consisting primarily of a net loss of $7.1 million and an increase in net operating assets of $2.3 million. This was offset by non-cash charges of $0.8 million which primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments. The increase in net operating assets is related to accrued expenses for employee-related costs and device development costs.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $12.8 million, consisting of purchases of short-term investments.

During the three months ended March 31, 2021, net cash provided by investing activities was $12.7 million, consisting of maturities and purchases of short-term investments.

Net Cash Used in Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $2.5 million, consisting primarily of principal term loan payments, offset by stock option exercises.

During the three months ended March 31, 2021, net cash used in financing activities was $72,000, consisting primarily of tax obligations on the settlement of restricted stock units, offset by stock option exercises.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2022, our aggregate outstanding indebtedness was $15.0 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 22, 2022. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 11, 2022, we entered into an amendment to the lease for our facility located in Burlington, Massachusetts, or the Lease Amendment, with NEEP Investors Holdings, LLC. The lease commenced on September 1, 2017 and was scheduled to expire on November 30, 2022. The Lease Amendment extends the original lease term for a period of 12 months through November 30, 2023 and does not contain any options to extend beyond that term. The Lease Amendment results in future minimum lease payments of approximately $640,000. The foregoing description of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment No.1, dated April 11, 2022, to the Office Lease Agreement, dated as of June 2, 2017, by and between the Registrant and NEEP Investors Holdings LLC.

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

SCPHARMACEUTICALS INC.

Date: May 16, 2022	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)