Form 10-Q
period 2022-06-30
scPharmaceuticals Inc.
filed 2022-08-09
CIK 1604950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the Registrant had 27,402,121 common shares, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
the commercialization of FUROSCIX, if approved, including the potential label thereof, launch preparation, ability to interact with physicians, patient access to FUROSCIX, manufacturing and supply chain matters, including any delays related to COVID-19 in our future planned Phase 4 studies of FUROSCIX incorporating West's proprietary on-body infusor to support the pricing and access to our product candidates;
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

ii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$74,268	$41,178
Restricted cash	182	—
Short-term investments	1,010	14,673
Prepaid expenses	2,791	1,673
Other current assets	24	331
Total current assets	78,275	57,855
Restricted cash	—	182
Property and equipment, net	69	57
Right-of-use lease assets - operating, net	410	785
Deposits and other assets	283	283
Total assets	$79,037	$59,162
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$544	$982
Accrued expenses	3,995	4,126
Term loan, short-term	9,805	9,851
Lease obligation - operating, short-term	476	553
Other current liabilities	26	28
Total current liabilities	14,846	15,540
Term loan, long-term	7,354	2,463
Lease obligation - operating, long-term	—	271
Other liabilities	367	431
Total liabilities	22,567	18,705
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2022; 27,366,707 and 27,395,146 shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively	3	3
Additional paid-in capital	246,166	247,587
Accumulated deficit	(189,698)	(207,126)
Accumulated other comprehensive loss	(1)	(7)
Total stockholders’ equity	56,470	40,457
Total liabilities and stockholders’ equity	$79,037	$59,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operating expenses:
Research and development	$3,807	$5,142	$7,816	$9,489
General and administrative	2,649	4,279	5,381	7,172
Total operating expenses	6,456	9,421	13,197	16,661
Loss from operations	(6,456)	(9,421)	(13,197)	(16,661)
Other income	33	64	288	78
Interest income	12	107	32	120
Interest expense	(651)	(447)	(1,287)	(965)
Net loss	$(7,062)	$(9,697)	$(14,164)	$(17,428)
Net loss per share — basic and diluted	$(0.26)	$(0.35)	$(0.52)	$(0.64)
Weighted average common shares outstanding — basic and diluted	27,355,454	27,378,507	27,346,141	27,373,459

Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$1	$(3)	$(1)	$(6)
Comprehensive loss	$(7,061)	$(9,700)	$(14,165)	$(17,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470
Net loss	—	—	—	(7,731)	—	(7,731)
Issuance of common stock upon exercise of stock options	4,781	—	21	—	—	21
Stock-based compensation	—	—	636	—	—	636
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At March 31, 2022	27,371,488	3	246,823	(197,429)	(4)	49,393
Net loss	—	—	—	(9,697)	—	(9,697)
Issuance of common stock through employee stock purchase plan	23,658	—	84	—	—	84
Stock-based compensation	—	—	680	—	—	680
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At June 30, 2022	27,395,146	$3	$247,587	$(207,126)	$(7)	$40,457

At December 31, 2020	27,325,959	$3	$243,830	$(161,664)	$1	$82,170
Net loss	—	—	—	(7,102)	—	(7,102)
Issuance of common stock upon exercise of stock options	2,500	—	9	—	—	9
Vesting of restricted stock	26,994	—	(81)	—	—	(81)
Stock-based compensation	—	—	521	—	—	521
Unrealized loss on short-term investments	—	—	—	—	(2)	(2)
At March 31, 2021	27,355,453	3	244,279	(168,766)	(1)	75,515
Net loss	—	—	—	(7,062)	—	(7,062)
Issuance of common stock upon exercise of stock options	1	—	—	—	—	—
Stock-based compensation	—	—	589	—	—	589
Unrealized gain on short-term investments	—	—	—	—	1	1
At June 30, 2021	27,355,454	$3	$244,868	$(175,828)	$—	$69,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities
Net loss	$(14,164)	$(17,428)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	16	18
Amortization expense - right-of-use leased assets - operating	199	212
Accretion of discount on investments	115	(24)
Stock-based compensation	1,110	1,316
Non-cash interest expense	263	218
Changes in operating assets and liabilities
Prepaid expenses and other assets	143	809
Accounts payable, accrued expenses and other liabilities	(2,568)	335
Net cash used in operating activities	(14,886)	(14,544)
Cash flows from investing activities
Purchases of property and equipment	—	(6)
Maturities of short-term investments	26,100	7,000
Purchases of short-term investments	(7,992)	(20,645)
Net cash provided by (used in) investing activities	18,108	(13,651)
Cash flows from financing activities
Principal payments on term loan	—	(5,000)
Proceeds from employee stock purchase plan	—	84
Proceeds from the exercise of vested stock options	9	21
Settlements of restricted stock units for tax withholding obligations	(81)	—
Net cash used in financing activities	(72)	(4,895)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,150	(33,090)
Cash, cash equivalents and restricted cash at beginning of period	72,001	74,450
Cash, cash equivalents and restricted cash at end of period	$75,151	$41,360
Supplemental cash flow information
Interest paid	$1,114	$794
Taxes paid	$125	$114

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

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2021 and 2022 and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Liquidity

As of June 30, 2022, the Company had an accumulated deficit of approximately $207.1 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of June 30, 2022, the Company had cash, cash equivalents, restricted cash, and short-term investments of $56.0 million. The Company's existing cash, cash equivalents, restricted cash and short-term investments will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 9), or could otherwise seek additional funding through a combination of public or private equity offerings or debt financing if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

As of June 30, 2022, the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2021	June 30, 2022
Cash and cash equivalents	$74,268	$41,178
Restricted cash	182	182
Cash, cash equivalents and restricted cash	$74,450	$41,360

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At June 30, 2022, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(7,062)	$(9,697)	$(14,164)	$(17,428)
Weighted-average shares used in computing net loss per share	27,355,454	27,378,507	27,346,141	27,373,459
Net loss per share, basic and diluted	$(0.26)	$(0.35)	$(0.52)	$(0.64)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Stock options to purchase common stock	2,677,368	3,771,435	2,677,368	3,771,435
Unvested restricted stock units	42,250	42,250	42,250	42,250
Total	2,719,618	3,813,685	2,719,618	3,813,685

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2021 and June 30, 2022 consisted of the following (in thousands):

	At December 31, 2021
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Corporate debt securities	$1,011	$-	$(1)	$1,010
Total	$1,011	$-	$(1)	$1,010

	At June 30, 2022
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$9,992	$-	$(6)	$9,986
Corporate debt securities	1,801	-	(1)	1,800
Commercial paper	2,887	-	-	2,887
Total	$14,680	$-	$(7)	$14,673

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2022 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$14,680	$14,673
Total	$14,680	$14,673

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2021	June 30, 2022
Office equipment	5 years	$10	$6
Office furniture	7 years	126	126
Computer equipment	3 years	8	8
Leasehold improvements	Life of lease	95	95
		239	235
Less: Accumulated depreciation		(170)	(178)
Property and equipment, net		$69	$57

Depreciation expense for the three months ended June 30, 2021 and June 30, 2022 was $8,000 and $9,000, respectively.

Depreciation expense for the six months ended June 30, 2021 and June 30, 2022 was $16,000 and $18,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2021	June 30, 2022
Contract research and development	$2,350	$2,162
Employee compensation and related costs	1,152	1,412
Consulting and professional service fees	265	386
Interest	154	106
Financing related costs	60	60
State taxes	5	—
Other	9	—
Total accrued expenses	$3,995	$4,126

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2021
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$72,449	$72,449	$—	$—
Total cash equivalents	72,449	72,449	—	—

Corporate debt securities	1,010	—	1,010	—
Investments	1,010	—	1,010	—

Total	$73,459	$72,449	$1,010	$—

	As of June 30, 2022
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$39,381	$38,381	$1,000	$—
Total cash equivalents	39,381	38,381	1,000	—

United States Treasury securities	9,986	9,986	—	—
Corporate debt securities	1,800	—	1,800	—
Commercial paper	2,887	—	2,887	—
Investments	14,673	9,986	4,687	—

Total	$54,054	$48,367	$5,687	$—

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

The interest rate under the 2019 Loan Agreement is the higher of (i) LIBOR plus 7.95% or (ii) 10.18% and there was an interest-only period until September 30, 2021. The rate at June 30, 2022 was 10.18%. Pursuant to the 2019 Loan Agreement, the Company provided a first priority security interest in substantially all of the Company’s assets, including intellectual property, subject to certain exceptions.

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

As of June 30, 2022, unpaid borrowings under the 2019 Loan Agreement totaled $12.5 million. For the three and six months ended June 30, 2022, the Company recorded $74,000 and $155,000, respectively, related to the amortization of debt discount associated with the 2019 Loan Agreement. For the three and six months ended June 30, 2021, the Company recorded $95,000 and $182,000, respectively, related to the amortization of debt discount associated with the 2019 Loan Agreement.

The 2019 Loan Agreement allows the Company to voluntarily prepay all (but not less than all) of the outstanding principal at any time. A prepayment premium of 3% or 1% through the one-year anniversary and the two-year anniversary, respectively, would be assessed on the outstanding principal. After the two-year anniversary, a 0.5% prepayment premium would be assessed on the outstanding principal. A final payment fee of $500,000 is due upon the earlier to occur of the maturity date or prepayment of such borrowings. For the three and six months ended June 30, 2022, the Company recorded $29,000 and $63,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement. For the three and six months ended June 30, 2021, the Company recorded $41,000 and $81,000, respectively, related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

Total term loan and unamortized debt discount balances are as follows (in thousands):

June 30, 2022
Face value	$12,500
Less: discount	(186)
Total	$12,314
Less: current portion	(9,851)
Long-term portion	$2,463

As of June 30, 2022, future principal payments due under the 2019 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2022	$5,000
December 31, 2023	7,500
Total	$12,500

9. Stockholders’ Equity

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into a Sales Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of June 30, 2022, the Company had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At June 30, 2022, there were 598,619 options outstanding under the 2014 Stock Plan.

As of June 30, 2022, there were 6,143,876 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,652 options that have been forfeited from the 2014 Stock Plan.

At June 30, 2022, there were 2,899,006 options available for issuance under the 2017 Stock Plan, 3,172,816 options outstanding and 42,250 RSUs outstanding. Awards granted under the 2017 Stock Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2021	2022
Risk-free interest rate	0.50% - 0.88%	1.67% - 3.58%
Expected dividend yield	0%	0%
Expected life	5.5-6.7 years	5.5-6.7 years
Expected volatility	72%-74%	70%-73%
Weighted-average grant date fair value	$4.26	$2.97

The following table summarizes information about stock option activity during the six months ended June 30, 2022 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2021	2,662,752	$6.28
Granted	1,138,469	4.63
Exercised	(4,781)	4.42
Forfeited	(25,005)	6.58
Outstanding, June 30, 2022	3,771,435	$5.79	7.79	$1,097
Vested and exercisable, June 30, 2022	1,782,180	$6.17	6.35	$739
Vested and expected to vest, June 30, 2022	3,090,150	$5.85	7.51	$978

The following table summarizes information about RSU activity during the six months ended June 30, 2022:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2021	42,250	$3.25
Granted	—	—
Vested	—	—
Forfeited	—	—
RSUs outstanding at June 30, 2022	42,250	$3.25

Unrecognized compensation expense related to unvested options as of June 30, 2022 was $4.1 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.5 years. Unrecognized compensation expense related to unvested RSUs as of June 30, 2022 was $11,000 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3 months.

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

During the six months ended June 30, 2022, 23,658 shares of common stock were issued under the ESPP. As of June 30, 2022, there were 1,164,971 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Research and development	$233	$265	$459	$519
General and administrative	356	415	651	797
Total	$589	$680	$1,110	$1,316

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2022 (in thousands):

Year ended:
December 31, 2022	$286
December 31, 2023	596
December 31, 2024	9
December 31, 2025	1
Total minimum lease payments	892
Less imputed interest	(68)
Total	$824

	Six Months Ended June 30,
	2021	2022
Lease cost:
Operating lease cost	$244	$250
Short-term lease cost	-	18
Sublease income	(26)	(26)
Total lease cost	$218	$242
Other information
Cash paid for amounts included in the measurement of lease liabilities	$262	$264
Operating cash flows from operating leases	$(28)	$(26)
Weighted-average remaining lease term - operating leases	1.4 years	1.4 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

We completed enrollment in the AT HOME-HF Pilot study, a Phase 2, multicenter, randomized, proof-of-concept study in heart failure patients with worsening signs and symptoms of congestion requiring augmentation in diuretic therapy outside of an acute care setting. The objective of this pilot study was to evaluate prospective endpoints that could inform the design and sample size of a clinical trial that could be used to seek expansion of the indication for FUROSCIX to include a reduction of hospitalizations for heart failure or inclusion in treatment guidelines. The primary endpoint was a 30-day hierarchal composite of cardiovascular death, heart failure hospitalizations, emergency department visits for heart failure and % change of NT-proBNP at day seven from baseline, utilizing the Finkelstein-Schoenfeld win ratio. The Finkelstein-Schoenfeld win ratio is a statistical method used to compare composite outcomes for every pair in a clinical trial from the treatment and control group. Pre-defined secondary endpoints were evaluated from baseline across the 30-day study period and included the number of days alive and heart failure event free, global assessment via visual analog scale, composite clinical congestion score, 5- and 7-point Likert dyspnea scores, health-related quality of life measured by the Kansas City Cardiomyopathy Questionnaire, or KCCQ-12, serum creatinine, weight, six-minute walk test and ReDS® (Remote Dielectric Sensing) lung fluid measurement. The study compared FUROSCIX to a “treatment as usual” approach, was descriptive only and did not include a powered statistical hypothesis test. The study enrolled 51 subjects, of which 34 received FUROSCIX and 17 received “treatment as usual”.

On July 12, 2022, we announced top-line results from the AT HOME-HF Phase 2 Pilot study demonstrating a positive trend in the Finkelstein-Schoenfeld win ratio in the FUROSCIX group compared to the “treatment as usual” group across multiple analysis populations. Subjects randomized to FUROSCIX had a 37% reduction in the risk of a heart failure hospitalization relative to patients randomized to “treatment as usual” at day 30. All pre-defined secondary endpoints measuring symptoms of congestion, quality of life and functional status favored the FUROSCIX group and included a two kilogram greater weight loss at day three and a 12-point increase in the KCCQ-12 summary score at day 7 and day 30. There were 11 subjects that experienced 21 adverse events during the 30-day study period that were determined by the investigator to be related to FUROSCIX. The most common related adverse event was infusion site pain that was mild in severity. There was one serious adverse event (dehydration) that was assessed by the investigator as possibly related to FUROSCIX, which resolved. During the 30-day study period, there was one death (sudden cardiac death) in the FUROSCIX group which occurred on study day 30 and was assessed by the investigator to be not related to FUROSCIX.

We have funded our operations from inception through June 30, 2022 primarily through the sale of shares of our common stock and, prior to that, through the private placement of our preferred stock and the incurrence of debt. We do not have any products approved for sale and have not generated any revenue from product sales.

As of June 30, 2022, we had an accumulated deficit of $207.1 million. We expect to continue to incur net losses for the foreseeable future as we develop the infrastructure to commercialize our products, if approved, in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. We will need additional funding to pay expenses related to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition.

IMPACT OF COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic by the World Health Organization, affecting the populations of the United States as well as the rest of the world. In response to the pandemic, we transitioned our workforce to work from home in March 2020. In July 2020, we opened our offices for limited access to employees integrating all recommendations for workplace safety, including appropriate protocols to ensure social-distancing. In May 2022, we expanded the opening of our offices to accommodate a hybrid work environment for our employees with access to our facilities five days a week. The health of our employees remains a top priority and we are continuing to monitor the impact of COVID-19, including the pace of vaccinations, the emergence of new and more contagious strains of the virus and government regulations.

To date, the third parties that perform our manufacturing, assembly, packaging and testing of our products have experienced delays relating to supply chain logistics but have generally remained operational. The extent of the impact of the evolving COVID-19 pandemic on the timing of the FDA’s review of the FUROSCIX NDA or the ability to timely enroll patients in our upcoming clinical trials and our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, the impact of new strains of the virus, the effectiveness and availability of vaccines and other actions that may be taken by governmental authorities. Such developments may also impact the ability of the FDA to inspect facilities required for approval of our NDA, the business of our suppliers, service providers or customers, and other items identified under “Risk Factors” in our Annual Report on Form 10-K, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption may continue to impact us and could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2022 (in thousands):

	Three Months Ended June 30,		Increase
	2021	2022	(Decrease)
Operating expenses:
Research and development	$3,807	$5,142	$1,335
General and administrative	2,649	4,279	1,630
Total operating expenses	6,456	9,421	2,965
Loss from operations	(6,456)	(9,421)	2,965
Other income	33	64	31
Interest income	12	107	95
Interest expense	(651)	(447)	(204)
Net loss	$(7,062)	$(9,697)	$2,635

Research and development expenses. R&D expenses were $5.1 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The increase of $1.3 million was primarily attributable to a $1.2 million increase in pharmaceutical development costs and supplies and a $0.4 million increase in employee-related costs. The increase was offset by a $0.3 million decrease in regulatory consulting costs.

General and administrative expenses. G&A expenses were $4.3 million for the three months ended June 30, 2022, compared to $2.6 million for the three months ended June 30, 2021. The increase of $1.6 million was primarily attributable to a $1.2 million increase in employee-related costs, a $0.5 million increase in commercial preparation costs, and a $0.1 million increase in public company costs. The increase was offset by a $0.2 million decrease in consulting and professional service costs.

Other income. Other income was $64,000 for the three months ended June 30, 2022, compared to $33,000 for the three months ended June 30, 2021. The increase in income of $31,000 was primarily attributable to income from a rental arrangement.

Interest income. Interest income was $107,000 for the three months ended June 30, 2022, compared to $12,000 for the three months ended June 30, 2021. The increase of $95,000 was primarily attributable to higher interest rates on and balances in our financial instruments.

Interest expense. Interest expense was $447,000 for the three months ended June 30, 2022 compared to $651,000 for the three months ended June 30, 2021. The decrease of $204,000 was due to lower term loan balances as a result of principal payments payable pursuant to our $20.0 million term loan with SLR Investment Corp. (f/k/a Solar Capital Ltd.) and Silicon Valley Bank, entered into in September 2019 (the "2019 Loan Agreement"), which commenced October 1, 2021.

Comparison of Six Months Ended June 30, 2021 and June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2022 (in thousands):

	Six Months Ended June 30,		Increase
	2021	2022	(Decrease)
Operating expenses:
Research and development	$7,816	$9,489	$1,673
General and administrative	5,381	7,172	1,791
Total operating expenses	13,197	16,661	3,464
Loss from operations	(13,197)	(16,661)	3,464
Other income	288	78	(210)
Interest income	32	120	88
Interest expense	(1,287)	(965)	(322)
Net loss	$(14,164)	$(17,428)	$3,264

Research and development expenses. R&D expenses were $9.5 million for the six months ended June 30, 2022, compared to $7.8 million for the six months ended June 30, 2021. The increase of $1.7 million was primarily attributable to a $0.9 million increase in pharmaceutical development and supplies, a $0.5 million increase in employee-related costs, a $0.2 million increase in patent related costs, a $0.1 million increase in clinical study costs, and a $0.1 million increase in device development consulting. The increase was offset by a $0.1 million decrease in regulatory consulting costs.

General and administrative expenses. G&A expenses were $7.2 million for the six months ended June 30, 2022, compared to $5.4 million for the six months ended June 30, 2021. The increase of $1.8 million was primarily attributable to a $1.3 million increase in employee-related costs and a $0.5 million increase in commercial preparation costs.

Other income. Other income was $78,000 for the six months ended June 30, 2022, compared to $288,000 for the six months ended June 30, 2021. The decrease in income of $210,000 was primarily attributable to the recovery of fees associated with a post-employment matter in the six months ended June 30, 2021.

Interest income. Interest income was $120,000 for the six months ended June 30, 2022, compared to $32,000 for the six months ended June 30, 2021. The increase of $88,000 was primarily attributable to higher interest rates on and balances in our financial instruments.

Interest expense. Interest expense was $1.0 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The decrease of $0.3 million was due to lower term loan balances as a result of principal payments payable pursuant to our 2019 Loan Agreement, which commenced October 1, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through June 30, 2022 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of June 30, 2022, we had received net cash proceeds of $92.7 million from our initial public offering, $56.7 million from sales of our preferred stock, $18.8 million from borrowings under our term loan, $13.5 million from sales of convertible notes, $50.2 million from our public offering in 2020 and $14.4 million from the sale of common stock in our 2019 at-the-market offering. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $41.4 million and short-term investments of $14.7 million.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of June 30, 2022, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

•
the potential FDA approval of FUROSCIX incorporating West's proprietary on-body infusor;
•
the costs and expenses of establishing our U.S. sales and marketing infrastructure;
•
the degree of success we experience in commercializing FUROSCIX, if approved;
•
the revenue generated by sales of FUROSCIX, if approved and of other product candidates that may be approved;
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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2022
Net cash (used in) provided by:
Operating activities	$(14,886)	$(14,544)
Investing activities	18,108	(13,651)
Financing activities	(72)	(4,895)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,150	$(33,090)

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $14.5 million, consisting primarily of a net loss of $17.4 million. This was offset by an increase in net operating liabilities of $1.7 million and non-cash charges of $1.1 million. The increase in net operating liabilities is related to accounts payable for commercial activity, recruiting and pharmaceutical development, as well as amortization of prepaid assets. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments.

During the six months ended June 30, 2021, net cash used in operating activities was $14.9 million, consisting primarily of a net loss of $14.2 million and an increase in net operating assets of $2.4 million. This was offset by non-cash charges of $1.7 million, which primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments. The increase in net operating assets is related to accrued expenses for employee-related and device development costs.

Net Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $13.7 million, consisting primarily of purchases of short-term investments, net of maturities.

During the six months ended June 30, 2021, net cash provided by investing activities was $18.1 million, consisting of maturities of short-term investments, net of purchases.

Net Cash Used in Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $4.9 million, consisting primarily of principal term loan payments, offset by purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises.

During the six months ended June 30, 2021,net cash used in financing activities was $72,000, consisting primarily of tax obligations on the settlement of restricted stock units, offset by stock option exercises.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2022, our aggregate outstanding indebtedness was $12.5 million, which bears interest at the rate at the higher of (i) LIBOR plus 7.95% or (ii) 10.18%. Due to the short-term duration and variable rate of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment No. 1, dated April 11, 2022, to the Office Lease Agreement, dated as of June 2, 2017, by and between the Registrant and NEEP Investors Holdings LLC (incorporated by reference as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38293) filed on May 16, 2022).

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

SCPHARMACEUTICALS INC.

Date: August 9, 2022	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)