Form 10-Q
period 2023-03-31
scPharmaceuticals Inc.
filed 2023-05-10
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the Registrant had 35,769,073 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of the COVID-19 pandemic and general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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
•
If we are unable to expand our sales and marketing capabilities or continue to enter into agreements with third parties to market and sell FUROSCIX, we may be unable to generate substantial revenue.
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
•
Other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 22, 2023, as well as in our subsequent filings with the Securities and Exchange Commission.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$71,061	$75,453
Short-term investments	47,125	40,618
Restricted cash	182	-
Accounts receivable	-	3,004
Inventory	1,230	3,621
Prepaid expenses	2,282	2,685
Deposits and other current assets	1,428	1,286
Total current assets	123,308	126,667
Property and equipment, net	54	48
Right-of-use lease assets - operating, net	566	466
Deposits and other assets	267	190
Total assets	$124,195	$127,371
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,518	$1,626
Accrued expenses	5,289	5,561
Lease obligation - operating, short-term	567	419
Other current liabilities	42	129
Total current liabilities	7,416	7,735
Term loan, long-term	36,794	37,252
Derivative liability	7,517	6,510
Lease obligation - operating, long-term	7	5
Other liabilities	28	62
Total liabilities	51,762	51,564
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2023; 34,257,916 and 35,769,073 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	3	4
Additional paid-in capital	298,934	313,541
Accumulated deficit	(226,536)	(237,746)
Accumulated other comprehensive income	32	8
Total stockholders’ equity	72,433	75,807
Total liabilities and stockholders’ equity	$124,195	$127,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2023
Product revenues, net	$-	$2,063

Operating expenses:
Cost of product revenues	-	605
Research and development	4,347	2,116
Selling, general and administrative	2,893	10,896
Total operating expenses	7,240	13,617

Loss from operations	(7,240)	(11,554)
Other income	14	990
Interest income	13	1,315
Interest expense	(518)	(1,961)
Net loss	$(7,731)	$(11,210)
Net loss per share — basic and diluted	$(0.28)	$(0.30)
Weighted average common shares outstanding — basic and diluted	27,368,354	37,800,960

Other comprehensive loss:
Unrealized loss on short-term investments	$(3)	$(24)
Comprehensive loss	$(7,734)	$(11,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(11,210)	—	(11,210)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	1,511,157	1	13,627	—	—	13,628
Stock-based compensation	—	—	980	—	—	980
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
At March 31, 2023	35,769,073	$4	$313,541	$(237,746)	$8	$75,807

At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470
Net loss	—	—	—	(7,731)	—	(7,731)
Issuance of common stock upon exercise of stock options	4,781	—	21	—	—	21
Stock-based compensation	—	—	636	—	—	636
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At March 31, 2022	27,371,488	$3	$246,823	$(197,429)	$(4)	$49,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities
Net loss	$(7,731)	$(11,210)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	9	6
Amortization expense - right-of-use leased assets - operating	93	99
Accretion on short-term investments	4	(517)
Stock-based compensation	636	980
Non-cash interest expense	114	493
Fair value adjustment to derivative liability	-	(1,007)
Changes in operating assets and liabilities
Accounts receivable	-	(3,004)
Inventory	-	(2,390)
Prepaid expenses and other assets	187	(261)
Accounts payable, accrued expenses and other liabilities	(681)	317
Net cash used in operating activities	(7,369)	(16,494)
Cash flows from investing activities
Purchases of property and equipment	(6)	-
Maturities of short-term investments	-	7,000
Purchases of short-term investments	(12,784)	-
Net cash (used in) provided by investing activities	(12,790)	7,000
Cash flows from financing activities
Proceeds from at-the-market offering, net	-	13,704
Principal payments on term loan	(2,500)	-
Proceeds from the exercise of vested stock options	21	-
Net cash (used in) provided by financing activities	(2,479)	13,704
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,638)	4,210
Cash, cash equivalents and restricted cash at beginning of period	74,450	71,243
Cash, cash equivalents and restricted cash at end of period	$51,812	$75,453
Supplemental cash flow information
Interest paid	$425	$1,485
Taxes paid	$36	$69
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	$-	$76

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2022 and 2023 and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Liquidity

As of March 31, 2023, the Company had an accumulated deficit of approximately $237.7 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of March 31, 2023, the Company had cash, cash equivalents, and short-term investments of $116.1 million. On October 13, 2022 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto (the "Lenders") and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (Note 9). The Company's existing cash, cash equivalents and short-term investments, including the available proceeds from the first tranche of the Oaktree Agreement, will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), or could otherwise seek additional funding through a combination of public or private equity offerings if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$71,061	$75,453
Restricted cash	182	-
Cash, cash equivalents and restricted cash	$71,243	$75,453

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, expected credit losses have not been material.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of United States Treasury securities, commercial paper and United States Government Agency securities. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

As the Company executes its commercial launch, the Company has a limited number of specialty pharmacy customers. As of, and for the quarter ended, March 31, 2023, one customer represents 92% of accounts receivable and revenue, respectively.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangement that the Company determines are within the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customer (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. The Company has identified one performance obligation, the delivery of FUROSCIX to its customers. The Company has not incurred any incremental costs associated with obtaining contracts with customers. The Company’s revenues consist solely of the sale of FUROSCIX to customers in the United States.

Product Net Sales

FUROSCIX was approved by the FDA on October 7, 2022. The Company launched sales of FUROSCIX in the first quarter of 2023 to specialty pharmacies (“SPs”). The Company recognizes revenue from product sales at a point in time, typically upon receipt of product at the SPs, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) sales discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either as a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results vary from its estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Sales Discounts: Sales discounts are agreed-upon discounts, from negotiated contracts, taken directly off the Company’s sales invoices. Sales discounts are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowance for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit, TRICARE program and contractual rebates with commercial payers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. The Company’s estimates for expected utilization of rebates are based on utilization data received from the SPs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirement. Co-payment assistance is accrued at the time of product sale to SPs based on estimated patient participation and average co-pay benefit to be paid per a claim. The Company’s estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

Product Returns: Consistent with industry practice, the Company offers SPs limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and has the ability to control the amount of product that is sold to the SPs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2023, the Company had no such accruals.

As part of the Tax Cuts and Jobs Act of 2017 ("TCJA"), beginning with the Company’s fiscal year ended December 31, 2022, the Company is required to capitalize research and development expenses, as defined under section 174 of the Internal Revenue Code of 1986, as amended. For expenses that are incurred for research and development in the United States, the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2023
Net loss	$(7,731)	$(11,210)
Weighted-average shares used in computing net loss per share	27,368,354	37,800,960
Net loss per share, basic and diluted	$(0.28)	$(0.30)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

The Company’s potentially dilutive securities, which include unexercised stock options outstanding, unexercised warrants and unvested restricted stock units, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2022	2023
Stock options to purchase common stock	3,442,152	4,640,089
Warrants to purchase common stock	-	516,345
Unvested restricted stock units	42,250	333,125
Total	3,484,402	5,489,559

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2022 and March 31, 2023 consisted of the following (in thousands):

	At December 31, 2022
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Commercial paper	$16,741	$-	$-	$16,741
United States Treasury securities	15,768	7	-	15,775
United States Government Agency securities	14,584	25	-	14,609
Total	$47,093	$32	$-	$47,125

	At March 31, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Commercial paper	$15,948	$-	$-	$15,948
United States Government Agency securities	14,733	6	-	14,739
United States Treasury securities	9,929	2	-	9,931
Total	$40,610	$8	$-	$40,618

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,610	$40,618
Total	$40,610	$40,618

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2022	March 31, 2023
Raw materials	$1,201	$3,262
Work-in-process	29	-
Finished goods	-	359
	$1,230	$3,621

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

6. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2022	March 31, 2023
Office equipment	5 years	$6	$6
Office furniture	7 years	126	126
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	95	95
		242	242
Less: Accumulated depreciation		(188)	(194)
Property and equipment, net		$54	$48

Depreciation expense for the three months ended March 31, 2022 and March 31, 2023 was $9,000 and $6,000, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2022	March 31, 2023
Contract research and development	$1,827	$1,749
Employee compensation and related costs	2,754	1,704
Accrued sales allowances and related costs	-	984
Consulting and professional service fees	603	908
State taxes	49	123
Accrued royalty payable	-	49
Financing related costs	29	-
Interest	16	-
Other	11	44
Total accrued expenses	$5,289	$5,561

8. Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2022
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$65,875	$65,875	$—	$—
Total cash equivalents	65,875	65,875	—	—

Commercial Paper	16,741	—	16,741	—
United States Treasury securities	15,775	15,775	—	—
United States Government Agency securities	14,609	—	14,609	—
Investments	47,125	15,775	31,350	—

Total	$113,000	$81,650	$31,350	$—
Liabilities:
Derivative liability	$7,517	$—	$—	$7,517

Total	$7,517	$—	$—	$7,517

	As of March 31, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$69,419	$69,419	$—	$—
Total cash equivalents	69,419	69,419	—	—

Commercial Paper	15,948	—	15,948	—
United States Government Agency securities	14,739	—	14,739	—
United States Treasury securities	9,931	9,931	—	—
Investments	40,618	9,931	30,687	—

Total	$110,037	$79,350	$30,687	$—
Liabilities:
Derivative liability	$6,510	$—	$—	$6,510

Total	$6,510	$—	$—	$6,510

Changes in the fair value of the Company's Level 3 derivative liability for the three months ended March 31, 2023 are as follows (in thousands):

At December 31, 2022	$7,517
Change in fair value of derivative liability	(1,007)
At March 31, 2023	$6,510

9. Debt

The following table presents the carrying value of the Company's debt balance as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Face value	$50,000	$50,000
Less: discount	(13,206)	(12,748)
Total	36,794	37,252
Less: current portion	—	—
Long-term portion	$36,794	$37,252

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

In connection with entering into the Oaktree Agreement, the Company granted warrants to Oaktree to purchase up to an aggregate of 516,345 shares of the Company’s common stock at an exercise price of $5.40 per share. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholder’s equity. The relative fair value of the warrants, $2.0 million, was reflected as a discount to the term loan and will be amortized over the life of the term loan using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $5.50, the exercise price per warrant equal to $5.40, the expected volatility of 77%, the risk-free interest rate of 4.11%, the expected term of 7 years and the absence of a dividend. The warrants are immediately exercisable and the exercise period expires on October 13, 2029.

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated balance sheet as of March 31, 2023. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The Company re-evaluates this assessment each reporting period and any changes in estimated fair value is recorded as other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million. At March 31, 2023, the fair value of the embedded derivative liability was $6.5 million.

In connection with the issuance of the term loan, the Company recorded a debt discount of $13.6 million, inclusive of debt issuance costs, the derivative liability and the relative fair value of the warrants. The discount will be amortized over the life of the term loan using the effective interest method. For the three months ended March 31, 2023, the Company recorded $459,000 related to the amortization of the debt discount associated with the Oaktree Agreement.

Prepayments of the term loan, in whole or in part, will be subject to a prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement. The Company recorded an additional debt discount of $1.0 million related to the exit fee. For the three months ended

March 31, 2023, the Company recorded $34,000 related to the amortization of the exit fee associated with the Oaktree Agreement.

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

In connection with the Oaktree Agreement, the Company paid off all unpaid borrowings under the 2019 Loan Agreement on October 13, 2022, including the $500,000 final fee and a prepayment premium of $46,000. For the three months ended March 31, 2022, the Company recorded $87,000 related to the amortization of debt discount associated with the 2019 Loan Agreement. For the three months ended March 31, 2022, the Company recorded $34,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

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

As of March 31, 2023, future principal payments due under the Oaktree Agreement were as follows (in thousands):

Year ended:
December 31, 2023	$—
December 31, 2024	—
December 31, 2025	2,500
December 31, 2026	10,000
December 31, 2027	37,500
Total	$50,000

10. Stockholders’ Equity

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. During the three months ended March 31, 2023, the Company sold 1,511,157 shares of its common stock under the 2021 ATM Agreement at a weighted average gross selling price of $9.30 per share for net proceeds of $13.7 million.

11. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At March 31, 2023, there were 598,411 options outstanding under the 2014 Stock Plan.

As of March 31, 2023, there were 7,475,463 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,860 options that have been forfeited from the 2014 Stock Plan.

At March 31, 2023, there were 3,199,318 options available for issuance under the 2017 Stock Plan, 3,902,928 options outstanding and 333,125 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At March 31, 2023, there were 361,250 options available for issuance under the Inducement Plan, and 138,750 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2023
Risk-free interest rate	1.67% - 1.90%	3.40% - 4.17%
Expected dividend yield	0%	0%
Expected life	5.6-6.7 years	5.6-7.0 years
Expected volatility	70%-72%	77%-85%
Weighted-average grant date fair value	$2.93	$4.60

The following table summarizes information about stock option activity during the three months ended March 31, 2023 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2022	4,008,177	$5.76
Granted	652,462	6.31
Forfeited	(20,550)	5.33
Outstanding, March 31, 2023	4,640,089	$5.84	7.58	$15,792
Vested and exercisable, March 31, 2023	2,283,867	$6.01	6.12	$7,774
Vested and expected to vest, March 31, 2023	4,014,732	$5.86	7.34	$13,687

The following table summarizes information about RSU activity during the three months ended March 31, 2023:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2022	—	$—
Granted	335,410	6.14
Forfeited	(2,285)	6.14
RSUs outstanding at March 31, 2023	333,125	$6.14

Unrecognized compensation expense related to unvested options as of March 31, 2023 was $5.7 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.7 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2023 was $1.2 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.8 years.

Employee Stock Purchase Plan

In October 2017, the board of directors approved the 2017 Employee Stock Purchase Plan (the "ESPP") which became effective in November 2017, upon the closing of the Company's IPO. As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. Eligible employees who elected to participate were able to participate in the ESPP beginning September 1, 2021.

As of March 31, 2023, there were 1,347,691 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2023 (in thousands):

	Three Months Ended March 31,
	2022	2023
Research and development	$254	$340
General and administrative	382	640
Total	$636	$980

12. Commitments and Contingencies

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2023 (in thousands):

Year ended:
December 31, 2023	$433
December 31, 2024	9
December 31, 2025	1
Total minimum lease payments	443
Less imputed interest	(19)
Total	$424

	Three Months Ended March 31,
	2022	2023
Lease cost:
Operating lease cost	$118	$112
Short-term lease cost	13	9
Sublease income	(13)	-
Total lease cost	$118	$121
Other information
Cash paid for amounts included in the measurement of lease liabilities	$140	$163
Operating cash flows from operating leases	$(18)	$(50)
Weighted-average remaining lease term - operating leases	0.8 years	0.7 years
Weighted-average discount rate - operating leases	10.1%	10.1%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our approved product, FUROSCIX® (furosemide injection), consists of our novel formulation of furosemide delivered via West Pharmaceutical Services, Inc.'s on-body infusor, which delivers an 80 mg dose. On October 10, 2022, we announced that the U.S. Food and Drug Administration, or FDA, approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association Class II/III chronic heart failure. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. IV equivalence was established in a clinical study in which FUROSCIX demonstrated 99.6% bioavailability (90% CI: 94.8%-104.8%) and 8-hour urine output of 2.7 L which was similar to subjects receiving intravenous furosemide. We estimate that there is a $6.9 billion total market opportunity for FUROSCIX in the United States.

The commercial launch of FUROSCIX commenced in the first quarter of 2023. We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. As of March 31, 2023, there were approximately 380 total FUROSCIX prescriptions written by around 190 unique prescribers, and of these, approximately 160 FURSOCIX prescriptions had been filled and approximately 180 prescriptions were payer cleared or pending. Additionally, there were more than 500 FUROSCIX in-services completed.

We have funded our operations from inception through March 31, 2023 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock. Our first product, FUROSCIX, was approved for sale in October 2022 and became commercially available in February 2023 and, therefore, we have not generated significant revenue from product sales as of March 31, 2023.

As of March 31, 2023, we had an accumulated deficit of $237.7 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues

Product revenues, net, consist of net sales of FUROSCIX. We initiated shipments of FUROSCIX to customers in the United States, which include specialty pharmacies, in February 2023. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, and estimated returns and rebates.

Cost of Product Revenues

Cost of product revenues include costs related to the manufacturing of FUROSCIX, including third party manufacturing costs, packaging and freight, in addition to royalty expenses. We began capitalizing inventory upon FDA approval of FUROSCIX. All costs related to inventory for FUROSCIX prior to FDA approval were expensed as incurred and therefore not included in cost of revenues.

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

We expense R&D costs as incurred. Given the emphasis to date on our approved product, FUROSCIX, our R&D expenses have not been allocated on a program-specific basis. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies. We anticipate that our expenses will increase significantly as we:

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses consist of employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense for personnel in executive, finance, commercial, field sales, human resources, facility operations and administrative functions. Other SG&A expenses include promotional activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses.

We anticipate that our SG&A expenses will increase as we continue to expand our corporate and commercial infrastructure to support the commercialization activities of FUROSCIX in the United States.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2023 (in thousands):

	Three Months Ended March 31,		Increase
	2022	2023	(Decrease)
Product revenues, net	$-	$2,063	$2,063

Operating expenses:
Cost of product revenues	-	605	605
Research and development	4,347	2,116	(2,231)
Selling, general and administrative	2,893	10,896	8,003
Total operating expenses	7,240	13,617	6,377

Loss from operations	(7,240)	(11,554)	4,314
Other income	14	990	976
Interest income	13	1,315	1,302
Interest expense	(518)	(1,961)	1,443
Net loss	$(7,731)	$(11,210)	$3,479

Product revenues. Product revenues were $2.1 million for the three months ended March 31, 2023, compared to no product revenues for the three months ended March 31, 2022. The increase of $2.1 million was due to the commercial launch of FUROSCIX during the three months ended March 31, 2023.

Cost of product revenues. Cost of product revenues were $0.6 million for the three months ended March 31, 2023, compared to no cost of product revenues for the three months ended March 31, 2022. The increase of $0.6 million was due to the commercial launch of FUROSCIX during the three months ended March 31, 2023.

Research and development expenses. R&D expenses were $2.1 million for the three months ended March 31, 2023, compared to $4.3 million for the three months ended March 31, 2022. The decrease of $2.2 million was primarily attributable to a $1.1 million decrease in clinical study and medical affairs costs, a $0.3 million decrease in employee-related costs, a $0.3 million decrease in device development costs, a $0.3 million decrease in quality and regulatory costs, and a $0.2 million decrease in pharmaceutical development costs.

Selling, general and administrative expenses. SG&A expenses were $10.9 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The increase of $8.0 million was primarily attributable to a $4.8 million increase in employee-related costs, a $2.8 million increase in commercial costs, and a $0.4 million increase in legal and professional service costs.

Other income. Other income was $1.0 million for the three months ended March 31, 2023, compared to $14,000 for the three months ended March 31, 2022. The increase in income of $1.0 million was primarily attributable to the fair value adjustment to the derivative liability in the three months ended March 31, 2023.

Interest income. Interest income was $1.3 million for the three months ended March 31, 2023, compared to $13,000 for the three months ended March 31, 2022. The increase of $1.3 million was primarily attributable to higher interest rates and balances on our financial instruments.

Interest expense. Interest expense was $2.0 million for the three months ended March 31, 2023 compared to $518,000 for the three months ended March 31, 2022. The increase of $1.4 million was due to higher term loan balances as a result of the Oaktree Agreement which commenced October 13, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2023 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2023, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $48.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank and our current term loan under the Oaktree Agreement in 2022, net; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $14.8 million from the sale of common stock in our 2021 at-the-market offering. As of March 31,

2023, we had cash and cash equivalents of $75.5 million and short-term investments of $40.6 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of March 31, 2023, we had received $14.8 million of net proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement. Please see Note 10. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

On October 13, 2022, we entered into the Oaktree Agreement which established a $100.0 million term loan facility, consisting of (i) $50.0 million funded immediately, (ii) $25.0 million that we may borrow in up to two draws on or prior to September 30, 2024 and (iii) $25.0 million that we may borrow on or prior to December 31, 2024. Our ability to draw the remaining $50.0 million is contingent upon reaching certain net sales revenue milestone targets prior to September 30, 2024 and December 31, 2024, respectively. Please see Note 9. Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and commercialization of FUROSCIX. We believe our existing cash, cash equivalents and short-term investments, including the available proceeds from the first tranche of the Oaktree Agreement, will be sufficient to fund our operations through at least the next 12 months from the date of this Quarterly Report. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion]of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. In connection with such development plans and activities, if we determine that we need additional cash resources, we would seek to access such funds either pursuant to our 2021 ATM Agreement or through a combination of public or private equity offerings or debt financings. Additionally, we continue to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•
the costs and expenses of expanding our U.S. sales and marketing infrastructure;
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

Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity, royalty-based or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we raise additional funds through royalty-based financing arrangements, we will likely agree to relinquish rights to potentially valuable future revenue streams and may agree to covenants that restrict our operations or strategic flexibility. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment or expansion of sales and marketing capabilities or other activities necessary to commercialize our products. For example, the trading prices for our and other biopharmaceutical companies’ securities have been highly volatile as a result of macroeconomic conditions and developments in our industry. As a result, we may face difficulties raising capital through sales of our securities and any such sales may be on unfavorable terms. Additionally, our ability to raise capital may be further impacted by global macroeconomic conditions including, for example, as a result of international political conflict, supply chain issues and rising inflation and interest rates.

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2023
Net cash (used in) provided by:
Operating activities	$(7,369)	$(16,494)
Investing activities	(12,790)	7,000
Financing activities	(2,479)	13,704
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,638)	$4,210

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $16.5 million, consisting primarily of a net loss of $11.2 million and an increase in net operating assets of $5.3 million. This was offset by non-cash charges of $54,000. The increase in net operating assets is related to accounts receivable and inventory to support the launch of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustment to the derivative liability and accretion of premium on investments.

During the three months ended March 31, 2022, net cash used in operating activities was $7.4 million, consisting primarily of a net loss of $7.7 million and an increase in net operating assets of $0.5 million. This was offset by non-cash charges of $0.8 million, which primarily consisted of depreciation, amortization related to our right of use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement and accretion of discount on investments. The increase in net operating assets was related to accrued expenses for employee-related, pharmaceutical and device development costs.

Net Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $7.0 million, consisting of maturities of short-term investments.

During the three months ended March 31, 2022, net cash used in investing activities was $12.8 million, consisting primarily of purchases of short-term investments, net of maturities.

Net Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $13.7 million, consisting of proceeds from the 2021 ATM Agreement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. During the three months ended March 31, 2023, we have updated our critical accounting policies to include accounts receivable and revenue recognition.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2023, our aggregate outstanding indebtedness was $50.0 million, which bears interest per annum equal to three-month term SOFR (subject to a 1.00% floor and a 3.00% cap), plus applicable margin of 8.75%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which was filed with the SEC on March 22, 2023. There have been no material changes from the risk factors previously disclosed in our Annual Report.

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on November 23, 2022).

10.1	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38293) filed on March 22, 2023).

10.2

2023 Employment Inducement Award Plan and form of award agreement thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38293) filed on March 22, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith.

** Furnished herewith.

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: May 10, 2023	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)