Form 10-Q
period 2023-06-30
scPharmaceuticals Inc.
filed 2023-08-10
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the Registrant had 35,857,045 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, the potential expansion of the FUROSCIX label to include NYHA Class IV heart failure patients and timing thereof, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$71,061	$71,350
Short-term investments	47,125	31,527
Restricted cash	182	-
Accounts receivable	-	1,610
Inventory	1,230	5,832
Prepaid expenses	2,282	1,835
Deposits and other current assets	1,428	1,420
Total current assets	123,308	113,574
Property and equipment, net	54	45
Right-of-use lease assets - operating, net	566	363
Deposits and other assets	267	189
Total assets	$124,195	$114,171
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,518	$1,182
Accrued expenses	5,289	5,120
Lease obligation - operating, short-term	567	267
Other current liabilities	42	66
Total current liabilities	7,416	6,635
Term loan, long-term	36,794	37,741
Derivative liability	7,517	6,267
Lease obligation - operating, long-term	7	4
Other liabilities	28	97
Total liabilities	51,762	50,744
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2023; 34,257,916 and 35,849,482 shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively	3	4
Additional paid-in capital	298,934	315,329
Accumulated deficit	(226,536)	(251,900)
Accumulated other comprehensive income (loss)	32	(6)
Total stockholders’ equity	72,433	63,427
Total liabilities and stockholders’ equity	$124,195	$114,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Product revenues, net	$-	$1,638	$-	$3,701

Operating expenses:
Cost of product revenues	-	354	-	959
Research and development	5,142	2,934	9,489	5,050
Selling, general and administrative	4,279	12,096	7,172	22,992
Total operating expenses	9,421	15,384	16,661	29,001

Loss from operations	(9,421)	(13,746)	(16,661)	(25,300)
Other income	64	239	78	1,229
Interest income	107	1,363	120	2,678
Interest expense	(447)	(2,010)	(965)	(3,971)
Net loss	$(9,697)	$(14,154)	$(17,428)	$(25,364)
Net loss per share — basic and diluted	$(0.35)	$(0.36)	$(0.64)	$(0.66)
Weighted average common shares outstanding — basic and diluted	27,378,507	38,692,624	27,373,459	38,249,255

Other comprehensive loss:
Unrealized loss on short-term investments	$(3)	$(14)	$(6)	$(38)
Comprehensive loss	$(9,700)	$(14,168)	$(17,434)	$(25,402)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(11,210)	—	(11,210)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	1,511,157	1	13,627	—	—	13,628
Stock-based compensation	—	—	980	—	—	980
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
At March 31, 2023	35,769,073	4	313,541	(237,746)	8	75,807
Net loss	—	—	—	(14,154)	—	(14,154)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	33,333	—	332	—	—	332
Issuance of common stock upon exercise of stock options	18,000	—	101	—	—	101
Issuance of common stock through employee stock purchase plan	29,076	—	176	—	—	176
Stock-based compensation	—	—	1,179	—	—	1,179
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
At June 30, 2023	35,849,482	$4	$315,329	$(251,900)	$(6)	$63,427

At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470
Net loss	—	—	—	(7,731)	—	(7,731)
Issuance of common stock upon exercise of stock options	4,781	—	21	—	—	21
Stock-based compensation	—	—	636	—	—	636
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At March 31, 2022	27,371,488	3	246,823	(197,429)	(4)	49,393
Net loss	—	—	—	(9,697)	—	(9,697)
Issuance of common stock through employee stock purchase plan	23,658	—	84	—	—	84
Stock-based compensation	—	—	680	—	—	680
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At June 30, 2022	27,395,146	$3	$247,587	$(207,126)	$(7)	$40,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities
Net loss	$(17,428)	$(25,364)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	18	12
Amortization expense - right-of-use leased assets - operating	212	202
Accretion on short-term investments	(24)	(871)
Stock-based compensation	1,316	2,159
Non-cash interest expense	218	1,017
Fair value adjustment to derivative liability	-	(1,250)
Changes in operating assets and liabilities
Accounts receivable	-	(1,610)
Inventory	-	(4,602)
Prepaid expenses and other assets	809	456
Accounts payable, accrued expenses and other liabilities	335	(784)
Net cash used in operating activities	(14,544)	(30,635)
Cash flows from investing activities
Purchases of property and equipment	(6)	(3)
Maturities of short-term investments	7,000	28,100
Purchases of short-term investments	(20,645)	(11,670)
Net cash (used in) provided by investing activities	(13,651)	16,427
Cash flows from financing activities
Proceeds from at-the-market offering, net	-	14,038
Principal payments on term loan	(5,000)	-
Proceeds from employee stock purchase plan	84	176
Proceeds from the exercise of vested stock options	21	101
Net cash (used in) provided by financing activities	(4,895)	14,315
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,090)	107
Cash, cash equivalents and restricted cash at beginning of period	74,450	71,243
Cash, cash equivalents and restricted cash at end of period	$41,360	$71,350
Supplemental cash flow information
Interest paid	$794	$2,970
Taxes paid	$114	$156
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	$-	$79

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

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2022 and 2023 and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Liquidity

As of June 30, 2023, the Company had an accumulated deficit of approximately $251.9 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of June 30, 2023, the Company had cash, cash equivalents, and short-term investments of $102.9 million. On October 13, 2022 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto (the "Lenders") and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (Note 9). The Company's existing cash, cash equivalents and short-term investments, including the available proceeds from the first tranche of the Oaktree Agreement, will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), or could otherwise seek additional funding through a combination of public or private equity offerings if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$71,061	$71,350
Restricted cash	182	-
Cash, cash equivalents and restricted cash	$71,243	$71,350

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

As the Company executes its commercial launch, the Company has a limited number of specialty pharmacy customers. As of June 30, 2023, one customer represents 99% of accounts receivable. For the three and six months ended June 30, 2023, one customer represents 99% and 94% of revenue, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At June 30, 2023, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(9,697)	$(14,154)	$(17,428)	$(25,364)
Weighted-average shares used in computing net loss per share	27,378,507	38,692,624	27,373,459	38,249,255
Net loss per share, basic and diluted	$(0.35)	$(0.36)	$(0.64)	$(0.66)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Stock options to purchase common stock	3,771,435	4,734,049	3,771,435	4,734,049
Warrants to purchase common stock	-	516,345	-	516,345
Unvested restricted stock units	42,250	341,408	42,250	341,408
Total	3,813,685	5,591,802	3,813,685	5,591,802

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2022 and June 30, 2023 consisted of the following (in thousands):

	At December 31, 2022
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Commercial paper	$16,741	$-	$-	$16,741
United States Treasury securities	15,768	7	-	15,775
United States Government Agency securities	14,584	25	-	14,609
Total	$47,093	$32	$-	$47,125

	At June 30, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Government Agency securities	$14,886	$-	$(7)	$14,879
Commercial paper	10,771	1	-	10,772
United States Treasury securities	5,876	-	-	5,876
Total	$31,533	$1	$(7)	$31,527

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2023 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$31,533	$31,527
Total	$31,533	$31,527

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2022	June 30, 2023
Raw materials	$1,201	$888
Work-in-process	29	4,249
Finished goods	-	695
	$1,230	$5,832

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

6. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2022	June 30, 2023
Office equipment	5 years	$6	$9
Office furniture	7 years	126	126
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	95	95
		242	245
Less: Accumulated depreciation		(188)	(200)
Property and equipment, net		$54	$45

Depreciation expense for the three months ended June 30, 2022 and June 30, 2023 was $9,000 and $6,000, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2023 was $18,000 and $12,000, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2022	June 30, 2023
Employee compensation and related costs	$2,754	$2,369
Accrued sales allowances and related costs	—	914
Consulting and professional service fees	603	856
Contract research and development	1,827	565
Accrued manufacturing costs	—	174
State taxes	49	157
Accrued royalty payable	—	43
Financing related costs	29	—
Interest	16	—
Other	11	42
Total accrued expenses	$5,289	$5,120

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2022
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$65,875	$65,875	$—	$—
Total cash equivalents	65,875	65,875	—	—

Commercial Paper	16,741	—	16,741	—
United States Treasury securities	15,775	15,775	—	—
United States Government Agency securities	14,609	—	14,609	—
Investments	47,125	15,775	31,350	—

Total	$113,000	$81,650	$31,350	$—
Liabilities:
Derivative liability	$7,517	$—	$—	$7,517

Total	$7,517	$—	$—	$7,517

	As of June 30, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$69,967	$69,967	$—	$—
Total cash equivalents	69,967	69,967	—	—

United States Government Agency securities	14,879	—	14,879	—
Commercial paper	10,772	—	10,772	—
United States Treasury securities	5,876	5,876	—	—
Investments	31,527	5,876	25,651	—

Total	$101,494	$75,843	$25,651	$—
Liabilities:
Derivative liability	$6,267	$—	$—	$6,267

Total	$6,267	$—	$—	$6,267

Changes in the fair value of the Company's Level 3 derivative liability for the six months ended June 30, 2023 are as follows (in thousands):

At December 31, 2022	$7,517
Change in fair value of derivative liability	(1,250)
At June 30, 2023	$6,267

9. Debt

The following table presents the carrying value of the Company's debt balance as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Face value	$50,000	$50,000
Less: discount	(13,206)	(12,259)
Total	36,794	$37,741
Less: current portion	—	—
Long-term portion	$36,794	$37,741

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

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated balance sheet as of June 30, 2023. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The Company re-evaluates this assessment each reporting period and any changes in estimated fair value is recorded as other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million. At June 30, 2023, the fair value of the embedded derivative liability was $6.3 million.

In connection with the issuance of the term loan, the Company recorded a debt discount of $13.6 million, inclusive of debt issuance costs, the derivative liability and the relative fair value of the warrants. The discount will be amortized over the life of the term loan using the effective interest method. For the three and six months ended June 30, 2023, the Company recorded $488,000 and $947,000 related to the amortization of the debt discount associated with the Oaktree Agreement, respectively.

Prepayments of the term loan, in whole or in part, will be subject to a prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement. The Company recorded an additional debt discount of $1.0 million related to the exit fee. For the three and six months ended June 30, 2023, the Company recorded $36,000 and $70,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively.

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

As of June 30, 2023, future principal payments due under the Oaktree Agreement were as follows (in thousands):

Year ended:
December 31, 2023	$—
December 31, 2024	—
December 31, 2025	2,500
December 31, 2026	10,000
December 31, 2027	37,500
Total	$50,000

10. Stockholders’ Equity

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of December 31, 2022, the Company had sold a total of 181,553 2021 ATM Shares under the 2021 ATM Program at a weighted average gross selling price of $6.33 per share for net proceeds of $1.1 million. During the six months ended June 30, 2023, the Company sold 1,544,490 2021 ATM Shares under the 2021 ATM Agreement at a weighted average gross selling price of $9.32 per share for net proceeds of $14.0 million.

11. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At June 30, 2023, there were 598,411 options outstanding under the 2014 Stock Plan.

As of June 30, 2023, there were 7,457,463 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,860 options that have been forfeited from the 2014 Stock Plan.

At June 30, 2023, there were 3,067,825 options available for issuance under the 2017 Stock Plan, 4,008,138 options outstanding and 341,408 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At June 30, 2023, there were 372,500 options available for issuance under the Inducement Plan, and 127,500 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2023
Risk-free interest rate	1.67% - 3.58%	3.40% - 4.17%
Expected dividend yield	0%	0%
Expected life	5.5-6.7 years	5.5-7.0 years
Expected volatility	70%-73%	77%-85%
Weighted-average grant date fair value	$2.97	$5.31

The following table summarizes information about stock option activity during the six months ended June 30, 2023 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2022	4,008,177	$5.76
Granted	843,972	7.45
Exercised	(18,000)	5.66
Forfeited	(100,100)	5.69
Outstanding, June 30, 2023	4,734,049	$6.07	7.41	$20,286
Vested and exercisable, June 30, 2023	2,596,264	$5.90	6.19	$11,646
Vested and expected to vest, June 30, 2023	4,181,799	$6.06	7.21	$17,989

The following table summarizes information about RSU activity during the six months ended June 30, 2023:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2022	—	$—
Granted	350,825	6.19
Forfeited	(9,417)	6.14
RSUs outstanding at June 30, 2023	341,408	$6.19

Unrecognized compensation expense related to unvested options as of June 30, 2023 was $6.1 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.4 years. Unrecognized compensation expense related to unvested RSUs as of June 30, 2023 was $1.2 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.5 years.

During the three months ended June 30, 2023, as part of a severance arrangement, the Company extended the exercise period to six months for 111,532 vested options, with a weighted exercise price of $6.25, and recorded incremental stock based compensation of $87,000.

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

During the six months ended June 30, 2023, 29,076 shares of common stock were issued under the ESPP. As of June 30, 2023, there were 1,318,615 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Research and development	$265	$365	$519	$705
General and administrative	415	814	797	1,454
Total	$680	$1,179	$1,316	$2,159

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2023 (in thousands):

Year ended:
December 31, 2023	$271
December 31, 2024	9
December 31, 2025	1
Total minimum lease payments	281
Less imputed interest	(10)
Total	$271

	Six Months Ended June 30,
	2022	2023
Lease cost:
Operating lease cost	$250	$226
Short-term lease cost	18	19
Sublease income	(26)	-
Total lease cost	$242	$245
Other information
Cash paid for amounts included in the measurement of lease liabilities	$264	$326
Operating cash flows from operating leases	$(26)	$(101)
Weighted-average remaining lease term - operating leases	1.4 years	0.5 years
Weighted-average discount rate - operating leases	10.1%	10.2%

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

The commercial launch of FUROSCIX commenced in the first quarter of 2023. We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. As of June 30, 2023, there were approximately 1,500 total FUROSCIX prescriptions written by around 600 unique prescribers, and of these, approximately 800 FURSOCIX prescriptions had been filled and there were approximately 300 prescriptions payer cleared or pending. Additionally, there have been more than 1,100 FUROSCIX in-services completed launch through June 30, 2023.

In July 2023, we received favorable Type C meeting feedback from the FDA regarding a potential expansion of the FUROSCIX indication to include New York Heart Association (NYHA) Class IV heart failure patients. We plan to file for inclusion of NYHA Class IV patients by the end of 2023. In addition, we have begun Investigational New Drug enabling studies on a concentrated formulation of furosemide, for which we have issued patents, that could enable the possibility of dosing flexibility of subcutaneous furosemide.

We have funded our operations from inception through June 30, 2023 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock. Our first product, FUROSCIX, was approved for sale in October 2022 and became commercially available in February 2023 and, therefore, we have not generated significant revenue from product sales as of June 30, 2023.

As of June 30, 2023, we had an accumulated deficit of $251.9 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2023 (in thousands):

	Three Months Ended June 30,		Increase
	2022	2023	(Decrease)
Product revenues, net	$-	$1,638	$1,638

Operating expenses:
Cost of product revenues	-	354	354
Research and development	5,142	2,934	(2,208)
Selling, general and administrative	4,279	12,096	7,817
Total operating expenses	9,421	15,384	5,963

Loss from operations	(9,421)	(13,746)	4,325
Other income	64	239	175
Interest income	107	1,363	1,256
Interest expense	(447)	(2,010)	1,563
Net loss	$(9,697)	$(14,154)	$4,457

Product revenues. Product revenues were $1.6 million for the three months ended June 30, 2023, compared to no product revenues for the three months ended June 30, 2022. The increase of $1.6 million was due to the commercial launch of FUROSCIX in February 2023.

Cost of product revenues. Cost of product revenues were $0.4 million for the three months ended June 30, 2023, compared to no cost of product revenues for the three months ended June 30, 2022. The increase of $0.4 million was due to the commercial launch of FUROSCIX in February 2023.

Research and development expenses. R&D expenses were $2.9 million for the three months ended June 30, 2023, compared to $5.1 million for the three months ended June 30, 2022. The decrease of $2.2 million was primarily attributable to a $0.8 million decrease in clinical study and medical affairs costs, a $0.7 million decrease in pharmaceutical development costs, a $0.5 million decrease in employee-related costs, and a $0.1 million decrease in patent costs.

Selling, general and administrative expenses. SG&A expenses were $12.1 million for the three months ended June 30, 2023, compared to $4.3 million for the three months ended June 30, 2022. The increase of $7.8 million was primarily attributable to a $5.1 million increase in employee-related costs, a $2.2 million increase in commercial costs, a $0.3 million increase in legal and professional service costs, and a $0.1 million increase in state taxes.

Other income. Other income was $0.2 million for the three months ended June 30, 2023, compared to $64,000 for the three months ended June 30, 2022. The increase in income of $0.2 million was primarily attributable to the fair value adjustment to the derivative liability in the three months ended June 30, 2023.

Interest income. Interest income was $1.4 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. The increase of $1.3 million was primarily attributable to higher interest rates and balances on our financial instruments.

Interest expense. Interest expense was $2.0 million for the three months ended June 30, 2023 compared to $447,000 for the three months ended June 30, 2022. The increase of $1.6 million was due to higher term loan balances as a result of the Oaktree Agreement which commenced October 13, 2022.

Comparison of Six Months Ended June 30, 2022 and June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2023 (in thousands):

	Six Months Ended June 30,		Increase
	2022	2023	(Decrease)
Product revenues, net	$-	$3,701	$3,701

Operating expenses:
Cost of product revenues	-	959	959
Research and development	9,489	5,050	(4,439)
Selling, general and administrative	7,172	22,992	15,820
Total operating expenses	16,661	29,001	12,340

Loss from operations	(16,661)	(25,300)	8,639
Other income	78	1,229	1,151
Interest income	120	2,678	2,558
Interest expense	(965)	(3,971)	3,006
Net loss	$(17,428)	$(25,364)	$7,936

Product revenues. Product revenues were $3.7 million for the six months ended June 30, 2023, compared to no product revenues for the six months ended June 30, 2022. The increase of $3.7 million was due to the commercial launch of FUROSCIX in February 2023.

Cost of product revenues. Cost of product revenues were $1.0 million for the six months ended June 30, 2023, compared to no cost of product revenues for the six months ended June 30, 2022. The increase of $1.0 million was due to the commercial launch of FUROSCIX in February 2023.

Research and development expenses. R&D expenses were $5.1 million for the six months ended June 30, 2023, compared to $9.5 million for the six months ended June 30, 2022. The decrease of $4.4 million was primarily attributable to a $1.9 million decrease in clinical study and medical affairs costs, a $0.9 million decrease in pharmaceutical development costs, a $0.8 million decrease in employee-related costs, a $0.4 million decrease in quality and regulatory costs, and a $0.3 million decrease in device development costs.

Selling, general and administrative expenses. SG&A expenses were $23.0 million for the six months ended June 30, 2023, compared to $7.2 million for the six months ended June 30, 2022. The increase of $15.8 million was primarily attributable to a $9.9 million increase in employee-related costs, a $4.8 million increase in commercial costs, a $0.7 million increase in legal and professional service costs, a $0.2 million increase in quality and regulatory costs, a $0.2 million increase in state taxes, and a $0.2 million increase in facility related costs.

Other income. Other income was $1.2 million for the six months ended June 30, 2023, compared to $78,000 for the six months ended June 30, 2022. The increase in income of $1.2 million was primarily attributable to the fair value adjustment to the derivative liability in the six months ended June 30, 2023.

Interest income. Interest income was $2.7 million for the six months ended June 30, 2023, compared to $0.1 million for the six months ended June 30, 2022. The increase of $2.6 million was primarily attributable to higher interest rates and balances on our financial instruments.

Interest expense. Interest expense was $4.0 million for the six months ended June 30, 2023 compared to $1.0 million for the six months ended June 30, 2022. The increase of $3.0 million was due to higher term loan balances as a result of the Oaktree Agreement which commenced October 13, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through June 30, 2023 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of June 30, 2023, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $48.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank and our current term loan under the Oaktree Agreement in 2022, net; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $14.4 million from the sale of common stock in our

2019 at-the-market offering; and $15.1 million from the sale of common stock in our 2021 at-the-market offering. As of June 30, 2023, we had cash and cash equivalents of $71.4 million and short-term investments of $31.5 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2022, we had sold a total of 181,553 shares of common stock pursuant to the 2021 ATM Agreement for net proceeds of $1.1 million. During the six months ended June 30, 2023, we sold 1,544,490 shares of our common stock under the 2021 ATM Agreement at a weighted average gross selling price of $9.32 per share for net proceeds of $14.0 million. Please see Note 10. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and commercialization of FUROSCIX. We believe our existing cash, cash equivalents and short-term investments, including the available proceeds from the first tranche of the Oaktree Agreement, will be sufficient to fund our operations through at least the next 12 months from the date of this Quarterly Report. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. In connection with such development plans and activities, if we determine that we need additional cash resources, we would seek to access such funds either pursuant to our 2021 ATM Agreement or through a combination of public or private equity offerings or debt financings. Additionally, we continue to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2023
Net cash (used in) provided by:
Operating activities	$(14,544)	$(30,635)
Investing activities	(13,651)	16,427
Financing activities	(4,895)	14,315
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,090)	$107

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $30.6 million, consisting primarily of a net loss of $25.4 million and an increase in net operating assets of $6.5 million. This was offset by non-cash charges of $1.3 million. The increase in net operating assets is related to accounts receivable and inventory to support the launch of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustment to the derivative liability and accretion of premium on investments.

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

Net Cash (Used in) Provided by Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $16.4 million, consisting primarily of maturities of short-term investments, net of purchases.

During the six months ended June 30, 2022, net cash used in investing activities was $13.7 million, consisting primarily of purchases of short-term investments, net of maturities.

Net Cash (Used in) Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $14.3 million, consisting of proceeds from the 2021 ATM Agreement, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. Except as described below, there have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2023.

During the six months ended June 30, 2023, we have updated our critical accounting policies to include accounts receivable and revenue recognition.

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. Our measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, expected credit losses have not been material. Additionally, there have not been material changes in these estimates or assumptions pertaining to credit losses over the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to credit losses, the financial statements could be materially impacted.

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customer (“Topic 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. We have identified one performance obligation, the delivery of FUROSCIX to our customers. We have not incurred any incremental costs associated with obtaining contracts with customers. Our revenues consist solely of the sale of FUROSCIX to customers in the United States.

Product Net Sales: FUROSCIX was approved by the FDA on October 7, 2022. We launched sales of FUROSCIX in the first quarter of 2023 to specialty pharmacies (“SPs”). We recognize revenue from product sales at a point in time, typically upon receipt of product at the SPs, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) sales discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either as a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from its estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. To date, consideration subject to a constraint on revenue recognition has not been significant. Additionally, there have not been material changes in these estimates or assumptions pertaining to constraints on revenue recognition over the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to constraints on revenue recognition, the financial statements could be materially impacted.

Sales Discounts: Sales discounts are agreed-upon discounts, from negotiated contracts, taken directly off our sales invoices. Sales discounts are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowance for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit, TRICARE program and contractual rebates with commercial payers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. Our estimates for expected utilization of rebates are based on utilization data received from the SPs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirement. Co-payment assistance is accrued at the time of product sale to SPs based on estimated patient participation and average co-pay benefit to be paid per a claim. Our estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

Product Returns: Consistent with industry practice, we offer SPs limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SPs and have the ability to control the amount of product that is sold to the SPs, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs. In arriving at our estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2023, our aggregate outstanding indebtedness was $50.0 million, which bears interest per annum equal to three-month term SOFR (subject to a 1.00% floor and a 3.00% cap), plus applicable margin of 8.75%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCPHARMACEUTICALS INC.

Date: August 10, 2023	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)