Form 10-Q
period 2023-09-30
scPharmaceuticals Inc.
filed 2023-11-08
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38293

SCPHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5184075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Burlington Mall Road, Suite 203	01803
Burlington, Massachusetts	(Zip Code)
(Address of principal executive office)

Registrant’s telephone number, including area code: (617) 517-0730

2400 District Avenue, Suite 310

Burlington, Massachusetts

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

As of November 7, 2023, the Registrant had 35,860,497 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, the potential expansion of the FUROSCIX indication to include New York Heart Association Class IV heart failure patients and timing thereof, the potential development of an auto-injector and related benefits and timing thereof, the potential expansion of the FUROSCIX indication to include treatment of edema in patients with chronic kidney disease, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$71,061	$35,042
Short-term investments	47,125	55,156
Restricted cash	182	-
Accounts receivable	-	4,175
Inventory	1,230	7,123
Prepaid expenses	2,282	1,579
Deposits and other current assets	1,428	1,264
Total current assets	123,308	104,339
Property and equipment, net	54	39
Right-of-use lease assets - operating, net	566	1,535
Deposits and other assets	267	188
Total assets	$124,195	$106,101
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,518	$3,370
Accrued expenses	5,289	7,109
Lease obligation - operating, short-term	567	248
Other current liabilities	42	224
Total current liabilities	7,416	10,951
Term loan, long-term	36,794	38,262
Derivative liability	7,517	6,303
Lease obligation - operating, long-term	7	1,303
Other liabilities	28	136
Total liabilities	51,762	56,955
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2023; 34,257,916 and 35,859,045 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	3	4
Additional paid-in capital	298,934	316,678
Accumulated deficit	(226,536)	(267,534)
Accumulated other comprehensive income (loss)	32	(2)
Total stockholders’ equity	72,433	49,146
Total liabilities and stockholders’ equity	$124,195	$106,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Product revenues, net	$-	$3,796	$-	$7,497

Operating expenses:
Cost of product revenues	-	1,079	-	2,038
Research and development	3,718	3,421	13,207	8,471
Selling, general and administrative	6,277	14,135	13,448	37,127
Total operating expenses	9,995	18,635	26,655	47,636

Loss from operations	(9,995)	(14,839)	(26,655)	(40,139)
Other (expense) income	(22)	(36)	55	1,193
Interest income	232	1,301	353	3,979
Interest expense	(377)	(2,060)	(1,343)	(6,031)
Net loss	$(10,162)	$(15,634)	$(27,590)	$(40,998)
Net loss per share — basic and diluted	$(0.37)	$(0.41)	$(1.01)	$(1.07)
Weighted average common shares outstanding — basic and diluted	27,401,060	38,760,895	27,382,760	38,421,676

Other comprehensive gain (loss):
Unrealized gain (loss) on short-term investments	$7	$4	$1	$(34)
Comprehensive loss	$(10,155)	$(15,630)	$(27,589)	$(41,032)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(11,210)	—	(11,210)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	1,511,157	1	13,627	—	—	13,628
Stock-based compensation	—	—	980	—	—	980
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
At March 31, 2023	35,769,073	4	313,541	(237,746)	8	75,807
Net loss	—	—	—	(14,154)	—	(14,154)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	33,333	—	332	—	—	332
Issuance of common stock upon exercise of stock options	18,000	—	101	—	—	101
Issuance of common stock through employee stock purchase plan	29,076	—	176	—	—	176
Stock-based compensation	—	—	1,179	—	—	1,179
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
At June 30, 2023	35,849,482	4	315,329	(251,900)	(6)	63,427
Net loss	—	—	—	(15,634)	—	(15,634)
Issuance of common stock upon exercise of stock options	9,563	—	68	—	—	68
Stock-based compensation	—	—	1,281	—	—	1,281
Unrealized gain on short-term investments	—	—	—	—	4	4
At September 30, 2023	35,859,045	$4	$316,678	$(267,534)	$(2)	$49,146

At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470
Net loss	—	—	—	(7,731)	—	(7,731)
Issuance of common stock upon exercise of stock options	4,781	—	21	—	—	21
Stock-based compensation	—	—	636	—	—	636
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At March 31, 2022	27,371,488	3	246,823	(197,429)	(4)	49,393
Net loss	—	—	—	(9,697)	—	(9,697)
Issuance of common stock through employee stock purchase plan	23,658	—	84	—	—	84
Stock-based compensation	—	—	680	—	—	680
Unrealized loss on short-term investments	—	—	—	—	(3)	(3)
At June 30, 2022	27,395,146	3	247,587	(207,126)	(7)	40,457
Net loss	—	—	—	(10,162)	—	(10,162)
Issuance of common stock upon exercise of stock options	6,975	—	23	—	—	23
Stock-based compensation	—	—	785	—	—	785
Unrealized gain on short-term investments	—	—	—	—	7	7
At September 30, 2022	27,402,121	$3	$248,395	$(217,288)	$—	$31,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities
Net loss	$(27,590)	$(40,998)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	28	18
Reduction in carrying value of operating right-of-use lease assets	320	468
Accretion on short-term investments	(40)	(1,570)
Stock-based compensation	2,101	3,440
Non-cash interest expense	309	1,576
Fair value adjustment to derivative liability	-	(1,214)
Changes in operating assets and liabilities
Accounts receivable	-	(4,175)
Inventory	-	(5,893)
Prepaid expenses and other assets	804	867
Accounts payable, accrued expenses and other liabilities	1,328	3,395
Net cash used in operating activities	(22,740)	(44,086)
Cash flows from investing activities
Purchases of property and equipment	(21)	(3)
Maturities of short-term investments	17,800	44,100
Purchases of short-term investments	(20,646)	(50,595)
Net cash used in investing activities	(2,867)	(6,498)
Cash flows from financing activities
Proceeds from at-the-market offering, net	-	14,038
Principal payments on term loan	(7,500)	-
Proceeds from employee stock purchase plan	84	176
Proceeds from the exercise of vested stock options	44	169
Net cash (used in) provided by financing activities	(7,372)	14,383
Net decrease in cash, cash equivalents and restricted cash	(32,979)	(36,201)
Cash, cash equivalents and restricted cash at beginning of period	74,450	71,243
Cash, cash equivalents and restricted cash at end of period	$41,471	$35,042
Supplemental cash flow information
Interest paid	$1,099	$4,455
Taxes paid	$114	$196
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	$-	$79
Operating right-of-use asset received in exchange for lease obligations	$-	$1,437

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

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2022 and 2023 and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Liquidity

As of September 30, 2023, the Company had an accumulated deficit of approximately $267.5 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of September 30, 2023, the Company had cash, cash equivalents, and short-term investments of $90.2 million. On October 13, 2022 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto (the "Lenders") and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (Note 9). The Company's existing cash, cash equivalents and short-term investments, including the available proceeds from the first tranche of the Oaktree Agreement, will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), or could otherwise seek additional funding through a combination of public or private equity offerings if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$71,061	$35,042
Restricted cash	182	-
Cash, cash equivalents and restricted cash	$71,243	$35,042

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, expected credit losses have not been material.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of United States Treasury securities, commercial paper, corporate bonds and United States Government Agency securities. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

As the Company executes its commercial launch, the Company has a limited number of specialty pharmacy customers. As of September 30, 2023, one customer represents 88% of accounts receivable. For the three and nine months ended September 30, 2023, two customers represent 92% and one customer represents 88% of revenue, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At September 30, 2023, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(10,162)	$(15,634)	$(27,590)	$(40,998)
Weighted-average shares used in computing net loss per share	27,401,060	38,760,895	27,382,760	38,421,676
Net loss per share, basic and diluted	$(0.37)	$(0.41)	$(1.01)	$(1.07)

Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Stock options to purchase common stock	3,864,895	4,722,050	3,864,995	4,722,050
Warrants to purchase common stock	-	516,345	-	516,345
Unvested restricted stock units	42,250	339,556	42,250	339,556
Total	3,907,145	5,577,951	3,907,245	5,577,951

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2022 and September 30, 2023 consisted of the following (in thousands):

	At December 31, 2022
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Commercial paper	$16,741	$-	$-	$16,741
United States Treasury securities	15,768	7	-	15,775
United States Government Agency securities	14,584	25	-	14,609
Total	$47,093	$32	$-	$47,125

	At September 30, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$28,180	$1	$-	$28,181
Commercial paper	13,257	-	-	13,257
United States Government Agency securities	9,921	2	(3)	9,920
Corporate bonds	3,800	-	(2)	3,798
Total	$55,158	$3	$(5)	$55,156

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2023 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$55,158	$55,156
Total	$55,158	$55,156

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2022	September 30, 2023
Raw materials	$1,201	$2,809
Work-in-process	29	4,004
Finished goods	-	310
	$1,230	$7,123

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

6. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2022	September 30, 2023
Office equipment	5 years	$6	$9
Office furniture	7 years	126	126
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	95	95
		242	245
Less: Accumulated depreciation		(188)	(206)
Property and equipment, net		$54	$39

Depreciation expense for the three months ended September 30, 2022 and 2023 was $10,000 and $6,000, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2023 was $28,000 and $18,000, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2022	September 30, 2023
Employee compensation and related costs	$2,754	$3,016
Contract research and development	1,827	1,308
Accrued sales allowances and related costs	—	1,186
Consulting and professional service fees	603	953
State taxes	49	176
Accrued manufacturing costs	—	164
Accrued shipping	—	139
Accrued royalty payable	—	95
Interest	16	16
Financing related costs	29	—
Other	11	56
Total accrued expenses	$5,289	$7,109

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2022
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$65,875	$65,875	$—	$—
Total cash equivalents	65,875	65,875	—	—

Commercial Paper	16,741	—	16,741	—
United States Treasury securities	15,775	15,775	—	—
United States Government Agency securities	14,609	—	14,609	—
Investments	47,125	15,775	31,350	—

Total	$113,000	$81,650	$31,350	$—
Liabilities:
Derivative liability	$7,517	$—	$—	$7,517

Total	$7,517	$—	$—	$7,517

	As of September 30, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$34,162	$34,162	$—	$—
Total cash equivalents	34,162	34,162	—	—

United States Treasury securities	28,181	28,181	—	—
Commercial paper	13,257	—	13,257	—
United States Government Agency securities	9,920	—	9,920	—
Corporate bonds	3,798	—	3,798	—
Investments	55,156	28,181	26,975	—

Total	$89,318	$62,343	$26,975	$—
Liabilities:
Derivative liability	$6,303	$—	$—	$6,303

Total	$6,303	$—	$—	$6,303

Changes in the fair value of the Company's Level 3 derivative liability for the nine months ended September 30, 2023 are as follows (in thousands):

At December 31, 2022	$7,517
Change in fair value of derivative liability	(1,214)
At September 30, 2023	$6,303

9. Debt

The following table presents the carrying value of the Company's debt balance as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Face value	$50,000	$50,000
Less: discount	(13,206)	(11,738)
Total	36,794	$38,262
Less: current portion	—	—
Long-term portion	$36,794	$38,262

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

In connection with entering into the Oaktree Agreement, the Company granted warrants to Oaktree to purchase up to an aggregate of 516,345 shares of the Company’s common stock at an exercise price of $5.40 per share. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholder’s equity. The relative fair value of the warrants, $2.0 million, was reflected as a discount to the term loan and will be amortized over the life of the term loan using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $5.50, the exercise price per warrant equal to $5.40, the expected volatility of 77%, the risk-free interest rate of 4.11%, the contractual term of 7 years and the absence of a dividend. The warrants are immediately exercisable and the exercise period expires on October 13, 2029.

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated balance sheet as of September 30, 2023. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The Company re-evaluates this assessment each reporting period and any changes in estimated fair value is recorded as other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million. At September 30, 2023, the fair value of the embedded derivative liability was $6.3 million.

In connection with the issuance of the term loan, the Company recorded a debt discount of $13.6 million, inclusive of debt issuance costs, the derivative liability and the relative fair value of the warrants. The discount will be amortized over the life of the term loan using the effective interest method. For the three and nine months ended September 30, 2023, the Company recorded $521,000 and $1.5 million related to the amortization of the debt discount associated with the Oaktree Agreement, respectively.

Prepayments of the term loan, in whole or in part, will be subject to a prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement. The Company recorded an additional debt discount of $1.0 million related to the exit fee. For the three and nine months ended September 30, 2023, the Company recorded $38,000 and $108,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively.

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

As of September 30, 2023, future principal payments due under the Oaktree Agreement were as follows (in thousands):

Year ending:
December 31, 2023	$—
December 31, 2024	—
December 31, 2025	2,500
December 31, 2026	10,000
December 31, 2027	37,500
Total	$50,000

10. Stockholders’ Equity

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. As of December 31, 2022, the Company had sold a total of 181,553 2021 ATM Shares under the 2021 ATM Program at a weighted average gross selling price of $6.33 per share for net proceeds of $1.1 million. During the nine months ended September 30, 2023, the Company sold 1,544,490 2021 ATM Shares under the 2021 ATM Agreement at a weighted average gross selling price of $9.32 per share for net proceeds of $14.0 million.

11. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At September 30, 2023, there were 598,411 options outstanding under the 2014 Stock Plan.

As of September 30, 2023, there were 7,447,900 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 359,860 options that have been forfeited from the 2014 Stock Plan.

At September 30, 2023, there were 3,087,113 options available for issuance under the 2017 Stock Plan, 3,981,139 options outstanding and 339,556 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At September 30, 2023, there were 357,500 options available for issuance under the Inducement Plan, and 142,500 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2023
Risk-free interest rate	1.67% - 3.58%	3.40% - 4.23%
Expected dividend yield	0%	0%
Expected life	5.5-6.7 years	5.5-6.98 years
Expected volatility	70%-73%	77%-85%
Weighted-average grant date fair value	$2.97	$5.36

The following table summarizes information about stock option activity during the nine months ended September 30, 2023 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2022	4,008,177	$5.76
Granted	893,347	7.54
Exercised	(27,563)	6.15
Forfeited	(151,911)	5.71
Outstanding, September 30, 2023	4,722,050	$6.10	7.16	$7,263
Vested and exercisable, September 30, 2023	2,742,438	$5.89	6.04	$4,861
Vested and expected to vest, September 30, 2023	4,261,003	$6.09	6.99	$6,676

The following table summarizes information about RSU activity during the nine months ended September 30, 2023:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
Outstanding, December 31, 2022	—	$—
Granted	356,245	6.19
Forfeited	(16,689)	6.14
RSUs outstanding at September 30, 2023	339,556	$6.19

Unrecognized compensation expense related to unvested options as of September 30, 2023 was $5.5 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.3 years. Unrecognized compensation expense related to unvested RSUs as of September 30, 2023 was $1.1 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.3 years.

During the three months ended June 30, 2023, as part of a severance arrangement, the Company extended the exercise period to six months for 111,532 vested options, with a weighted exercise price of $6.25, and recorded incremental stock-based compensation of $87,000.

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

During the nine months ended September 30, 2023, 29,076 shares of common stock were issued under the ESPP. As of September 30, 2023, there were 1,318,615 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Research and development	$263	$370	$781	$1,075
General and administrative	522	911	1,320	2,365
Total	$785	$1,281	$2,101	$3,440

12. Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2029 and do not include renewal options.

In September 2023, the Company entered into a sublease agreement, pursuant to which the Company agreed to sublease office space in Burlington, Massachusetts, under a non-cancelable operating lease, which expires in August 2029.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2023 (in thousands):

Year ending:
December 31, 2023	$136
December 31, 2024	339
December 31, 2025	341
December 31, 2026	349
December 31, 2027	358
Thereafter	616
Total minimum lease payments	2,139
Less imputed interest	(588)
Total	$1,551

	Nine Months Ended September 30,
	2022	2023
Lease cost:
Operating lease cost	$376	$497
Short-term lease cost	28	28
Sublease income	(39)	-
Total lease cost	$365	$525
Other information
Cash paid for amounts included in the measurement of lease liabilities	$400	$489
Operating cash flows from operating leases	$(34)	$8
Weighted-average remaining lease term - operating leases	1.2 years	5.5 years
Weighted-average discount rate - operating leases	10.1%	11.6%

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

The commercial launch of FUROSCIX commenced in the first quarter of 2023. We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. In addition, in late October we reached an agreement with one of the largest closed integrated delivery networks (IDNs) in the United States, providing unrestricted access to FUROSCIX, without prior authorization, to over 8 million lives, at a fixed co-pay of $75 or less per prescription. As of November 1, 2023, FUROSCIX is now on formulary as a preferred brand with one of the largest government retiree payer formularies, increasing the number of lives with preferred access to FUROSCIX by an additional 1.1 million lives.

As of September 30, 2023, there have been approximately 3,100 total FUROSCIX prescriptions written by around 1,100 unique prescribers, and of these, approximately 1,600 FURSOCIX prescriptions had been filled and there were approximately 400 prescriptions payer cleared or pending. Additionally, there have been more than 1,800 FUROSCIX in-services completed launch through September 30, 2023.

In the third quarter of 2023, we received positive feedback from the FDA on key long-term growth initiatives. The first was for the potential expansion of the FUROSCIX indication to include New York Heart Association (NYHA) Class IV heart failure patients. Based on the feedback, we filed for NYHA Class IV indication expansion in early October. The second was Type C meeting feedback pertaining to the development of an 80mg/1mL auto-injector intended to provide an additional option to the on-body infusor for treatment of congestion due to fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an auto-injector, if successfully developed and approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We plan to report data from a pivotal pharmacokinetic (PK) study in 2024, and if successful, we target submitting a Supplemental New Drug Application (sNDA) to the FDA by the end of 2024. Finally, we received feedback on the potential expansion of the FUROSCIX indication to include treatment of edema due to fluid overload in patients with chronic kidney disease (CKD). The agency confirmed that no additional clinical studies are needed to expand the indication to CKD, provided that we can demonstrate an adequate PK and pharmocodynamic bridge to the listed drug, furosemide injection, 10mg/mL.

Also, in the third quarter of 2023, we announced the issuance of U.S. patents covering concentrated formulations of furosemide. We have completed initial solubility and stability studies on multiple formulations described in the patent properties, have identified potential product candidates, and commenced Investigational New Drug Application enabling studies.

We have funded our operations from inception through September 30, 2023 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock. Our first product, FUROSCIX, was approved for sale in October 2022 and became commercially available in February 2023 and, therefore, we have not generated significant revenue from product sales as of September 30, 2023.

As of September 30, 2023, we had an accumulated deficit of $267.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2023 (in thousands):

	Three Months Ended September 30,		Increase
	2022	2023	(Decrease)
Product revenues, net	$-	$3,796	$3,796

Operating expenses:
Cost of product revenues	-	1,079	1,079
Research and development	3,718	3,421	(297)
Selling, general and administrative	6,277	14,135	7,858
Total operating expenses	9,995	18,635	8,640

Loss from operations	(9,995)	(14,839)	4,844
Other expense	(22)	(36)	(14)
Interest income	232	1,301	1,069
Interest expense	(377)	(2,060)	1,683
Net loss	$(10,162)	$(15,634)	$5,472

Product revenues. Product revenues were $3.8 million for the three months ended September 30, 2023, compared to no product revenues for the three months ended September 30, 2022. The increase of $3.8 million was due to the commercial launch of FUROSCIX in February 2023.

Cost of product revenues. Cost of product revenues were $1.1 million for the three months ended September 30, 2023, compared to no cost of product revenues for the three months ended September 30, 2022. The increase of $1.1 million was due to the commercial launch of FUROSCIX in February 2023.

Research and development expenses. R&D expenses were $3.4 million for the three months ended September 30, 2023, compared to $3.7 million for the three months ended September 30, 2022. The decrease of $0.3 million was primarily attributable to a $0.4 million decrease in employee-related costs, a $0.3 million decrease in clinical study and medical affairs costs, and a $0.1 million decrease in patent costs. The decrease was partially offset by a $0.5 million increase in device and pharmaceutical development costs.

Selling, general and administrative expenses. SG&A expenses were $14.1 million for the three months ended September 30, 2023, compared to $6.3 million for the three months ended September 30, 2022. The increase of $7.8 million was primarily attributable to a $4.5 million increase in employee-related costs, a $3.0 million increase in commercial costs, a $0.2 million increase in legal and professional service costs, a $0.2 million increase in facility related costs, and a $0.1 million increase in quality and regulatory costs. The increase was partially offset by a $0.2 million decrease in directors and officers insurance.

Other expense. Other expense was $36,000 for the three months ended September 30, 2023, compared to $22,000 for the three months ended September 30, 2022. The increase in expense of $14,000 was primarily attributable to the fair value adjustment to the derivative liability in the three months ended September 30, 2023, offset by foreign exchange losses in the three months ended September 30, 2022.

Interest income. Interest income was $1.3 million for the three months ended September 30, 2023, compared to $0.2 million for the three months ended September 30, 2022. The increase of $1.1 million was primarily attributable to higher interest rates and balances on our financial instruments.

Interest expense. Interest expense was $2.1 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The increase of $1.7 million was due to higher term loan balances as a result of the Oaktree Agreement which commenced October 13, 2022.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase
	2022	2023	(Decrease)
Product revenues, net	$-	$7,497	$7,497

Operating expenses:
Cost of product revenues	-	2,038	2,038
Research and development	13,207	8,471	(4,736)
Selling, general and administrative	13,448	37,127	23,679
Total operating expenses	26,655	47,636	20,981

Loss from operations	(26,655)	(40,139)	13,484
Other income	55	1,193	1,138
Interest income	353	3,979	3,626
Interest expense	(1,343)	(6,031)	4,688
Net loss	$(27,590)	$(40,998)	$13,408

Product revenues. Product revenues were $7.5 million for the nine months ended September 30, 2023, compared to no product revenues for the nine months ended September 30, 2022. The increase of $7.5 million was due to the commercial launch of FUROSCIX in February 2023.

Cost of product revenues. Cost of product revenues were $2.0 million for the nine months ended September 30, 2023, compared to no cost of product revenues for the nine months ended September 30, 2022. The increase of $2.0 million was due to the commercial launch of FUROSCIX in February 2023.

Research and development expenses. R&D expenses were $8.5 million for the nine months ended September 30, 2023, compared to $13.2 million for the nine months ended September 30, 2022. The decrease of $4.7 million was primarily attributable to a $2.2 million decrease in clinical study and medical affairs costs, a $1.2 million decrease in employee-related costs, a $0.7 million decrease in device and pharmaceutical development costs, a $0.4 million decrease in quality and regulatory costs, and a $0.1 million decrease in patent costs.

Selling, general and administrative expenses. SG&A expenses were $37.1 million for the nine months ended September 30, 2023, compared to $13.4 million for the nine months ended September 30, 2022. The increase of $23.7 million was primarily attributable to a $13.8 million increase in employee-related costs, a $8.4 million increase in commercial costs, a $0.9 million increase in legal and professional service costs, a $0.3 million increase in quality and regulatory costs, $0.4 million increase in facility related costs, a $0.2 million increase in state taxes, a $0.1 million increase in board costs, and a $0.1 million increase in product related insurance costs. The increase was partially offset by a $0.5 million decrease in directors and officers insurance.

Other income. Other income was $1.2 million for the nine months ended September 30, 2023, compared to $55,000 for the nine months ended September 30, 2022. The increase in income of $1.1 million was primarily attributable to the fair value adjustment to the derivative liability in the nine months ended September 30, 2023.

Interest income. Interest income was $4.0 million for the nine months ended September 30, 2023, compared to $0.4 million for the nine months ended September 30, 2022. The increase of $3.6 million was primarily attributable to higher interest rates and balances on our financial instruments.

Interest expense. Interest expense was $6.0 million for the nine months ended September 30, 2023 compared to $1.3 million for the nine months ended September 30, 2022. The increase of $4.7 million was due to higher term loan balances as a result of the Oaktree Agreement which commenced October 13, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through September 30, 2023 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of September 30, 2023, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $48.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank and our current term loan under the Oaktree Agreement in 2022, net; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $15.1 million from the sale of common stock in our 2021 at-the-market offering. As of September 30, 2023, we had cash and cash equivalents of $35.0 million and short-term investments of $55.2 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits.

On March 23, 2021, we entered into the 2021 ATM Agreement with Cowen to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2022, we had sold a total of 181,553 shares of common stock pursuant to the 2021 ATM Agreement for net proceeds of $1.1 million. During the nine months ended September 30, 2023, we sold 1,544,490 shares of our common stock under the 2021 ATM Agreement at a weighted average gross selling price of $9.32 per share for net proceeds of $14.0 million. Please see Note 10. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and commercialization of FUROSCIX. We believe our existing cash, cash equivalents and short-term investments, including the available proceeds from the first tranche of the Oaktree Agreement, will be sufficient to fund our operations through at least the next 12 months from the date of this Quarterly Report. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. In connection with such development plans and activities, if we determine that we need additional cash resources, we would seek to access such funds either pursuant to our 2021 ATM Agreement or through a combination of public or private equity offerings or debt financings. Additionally, we continue to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including without limitation:

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

Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity, royalty-based or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we raise additional funds through royalty-based financing arrangements, we will likely agree to relinquish rights to potentially valuable future revenue streams and may agree to covenants that restrict our operations or strategic flexibility. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment or expansion of sales and marketing capabilities or other activities necessary to commercialize our products. For example, the trading prices for our and other biopharmaceutical companies’ securities have been highly volatile as a result of macroeconomic conditions and developments in our industry. As a result, we may face difficulties raising capital through sales of our securities and any such sales may be on unfavorable terms. Additionally, our ability to raise capital may be further impacted by global macroeconomic conditions including, for example, as a result of international political conflict and/or instability, including due to war or terrorism, supply chain issues and rising inflation and interest rates.

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2023
Net cash (used in) provided by:
Operating activities	$(22,740)	$(44,086)
Investing activities	(2,867)	(6,498)
Financing activities	(7,372)	14,383
Net decrease in cash, cash equivalents and restricted cash	$(32,979)	$(36,201)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $44.1 million, consisting primarily of a net loss of $41.0 million and an increase in net operating assets of $5.8 million. This was offset by non-cash charges of $2.7 million. The increase in net operating assets is related to accounts receivable and inventory to support the launch of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustment to the derivative liability and accretion of premium on investments.

During the nine months ended September 30, 2022, net cash used in operating activities was $22.7 million, consisting primarily of a net loss of $27.6 million. This was offset by an increase in net operating liabilities of $2.1 million and non-cash charges of $2.7 million. The increase in net operating liabilities is related to accounts payable and accrued expenses for commercial activity, legal, employee-related costs, and pharmaceutical development and supplies, as well as amortization of prepaid assets. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the 2019 Loan Agreement (see Note 9. Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report) and accretion of premium on investments.

Net Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $6.5 million, consisting primarily of purchases of short-term investments, net of maturities.

During the nine months ended September 30, 2022, net cash used in investing activities was $2.9 million, consisting primarily of purchases of short-term investments, net of maturities.

Net Cash (Used in) Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $14.4 million, consisting of proceeds from the 2021 ATM Agreement, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. Except as described below, there have been no material changes to that information disclosed in our Annual Report during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, we have updated our critical accounting policies to include accounts receivable and revenue recognition.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2023, our aggregate outstanding indebtedness was $50.0 million, which bears interest per annum equal to three-month term SOFR (subject to a 1.00% floor and a 3.00% cap), plus applicable margin of 8.75%. Due to the short-term duration of our indebtedness, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

10.1

Sublease Agreement, dated as of August 31, 2023, by and between scPharmaceuticals Inc. and 89 Degrees, Inc. (d/b/a Iris Concise) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on September 20, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: November 8, 2023	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)