Form 10-K
period 2023-12-31
scPharmaceuticals Inc.
filed 2024-03-13
CIK 1604950

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38293

SCPHARMACEUTICALS INC.

(Exact name of registrant as specified in its Charter)

Delaware	46-5184075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Mall Road, Suite 203 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 517-0730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	SCPH	The Nasdaq Global Select Market

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $274,229,184. The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 12, 2024 was 36,054,409.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

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
•
Our success depends on the ability of our Specialty Pharmacy partners to be able to adjudicate claims and ship FUROSCIX to patients.
•
If we fail to comply with our obligations under our existing and any future intellectual property license with third parties, we could lose license rights that are important to our business.
•
We have identified a material weakness in our internal control over financial reporting related to the fair value accounting associated with our derivative liability. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
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

The risks summarized above should be read together with the text of the full risk factors set forth in Part I, Item 1A. “Risk Factors” and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including, but not limited to, statements about the marketing and commercialization of FUROSCIX, the timing or likelihood of regulatory filings and approvals, including the planned supplemental new drug application to expand the indication of FUROSCIX, our plans to develop and commercialize our product candidates, the success, cost and timing of our ongoing or planned clinical trials, the clinical utility of FUROSCIX or our product candidates, expectations surrounding the pricing, reimbursement or pharmacoeconomic benefit of FUROSCIX, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

PART I

Item 1. Business.

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our approved product, FUROSCIX, consists of our novel formulation of furosemide delivered via West Pharmaceutical Services, Inc.'s, or West’s, on-body infusor, which delivers an 80 mg/10 mL dose over 5 hours. On October 10, 2022, we announced that the U.S. Food and Drug Administration, or FDA, approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association, or NYHA, Class II/III chronic heart failure. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. IV equivalence was established in a clinical study in which FUROSCIX demonstrated 99.6% bioavailability (90% CI: 94.8%-104.8%) and 8-hour urine output of 2.7 L which was similar to subjects receiving intravenous furosemide. The commercial launch of FUROSCIX for congestion in patients with chronic heart failure commenced in the first quarter of 2023.

In the third quarter of 2023, we received positive feedback from the FDA on key long-term growth initiatives. The first was for the potential expansion of the FUROSCIX indication to include NYHA Class IV heart failure patients. Based on the feedback, we filed for NYHA Class IV indication expansion in early October. The second was Type C meeting feedback pertaining to the development of an 80mg/1mL auto-injector intended to provide an additional option to the on-body infusor for treatment of congestion due to fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an auto-injector, if successfully developed and approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We have submitted an investigational new drug application (IND), and expect to initiate a pharmacokinetic/pharmacodynamic (PK/PD) study in the second quarter of 2024 and plan to submit a supplemental new drug application (sNDA) in the fourth quarter of 2024. Finally, we received feedback on the potential expansion of the FUROSCIX indication to include treatment of edema due to fluid overload in patients with chronic kidney disease (CKD). The agency confirmed that no additional clinical studies are needed to expand the indication to CKD, provided that we can demonstrate an adequate PK and pharmocodynamic bridge to the listed drug, furosemide injection, 10mg/mL. We plan to submit a sNDA in the second quarter of 2024 seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with CKD. The anticipated Prescription Drug User Fee Act (PDUFA) date for edema in patients with CKD is the first quarter of 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States including both chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and, if approved, chronic kidney disease with worsening congestion due to fluid overload, to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $898 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $4,490, which can be significantly lower than the cost of a single hospitalization. Prevention of hospital admission and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of admissions and readmissions to hospitals, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload.

We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. In addition, in late October 2023, we reached an agreement with one of the largest closed integrated delivery networks (IDNs) in the United States, providing unrestricted access to FUROSCIX, without prior authorization, to over 8 million lives, at a fixed co-pay of $75 or less per prescription. As of November 1, 2023, FUROSCIX is on formulary as a preferred brand with one of the largest government retiree payer formularies, increasing the number of lives with preferred access to FUROSCIX by an additional 1.1 million lives. As of December 31, 2023, there have been approximately 30,000 total FUROSCIX doses written by around 1,700 unique prescribers, and of these, approximately 16,000 FURSOCIX doses had been filled and there were approximately 9,200 doses payer cleared or pending.

In the third quarter of 2023, we also announced the issuance of U.S. patents covering concentrated formulations of furosemide. We have completed initial solubility and stability studies on multiple formulations described in the patent properties, have identified potential product candidates, and commenced Investigational New Drug Application enabling studies.

OUR PLATFORM AND OTHER PIPELINE PROGRAMS

FUROSCIX to Treat Congestion in Patients with Heart Failure and Chronic Kidney Disease

Water is a primary constituent of the human body and is responsible for many physiological processes. The balance between fluid gains and fluid losses is regulated through various mechanisms such as neural regulation of thirst, hormonal regulation (vasopressin and natriuretic peptides), management through the skin, hemodynamic changes, and renal control of salt and water excretion. The primary function of the kidney is to maintain physiologically optimal fluid, electrolyte, and metabolic acid-base homeostasis by removing waste products and excess fluid through the production of urine.

Chronic diseases that can lead to reduced functionality of organs such as the heart and kidney can result in an impaired ability to adequately regulate body water and electrolytes. When this occurs, fluid can begin to slowly accumulate in the vascular system and tissues leading to symptoms such as weight gain, swelling, exercise intolerance, dyspnea and fatigue. Diuretics are drugs that pharmacologically tilt the regulation of fluid in favor of the excretion of water and electrolytes by increasing the production and volume of urine and thus affecting water homeostasis. Loop diuretics such as furosemide, are the cornerstone of therapy for managing fluid overload in patients with congestive heart failure and chronic kidney disease.

Heart failure (HF) is a chronic clinical syndrome with signs and symptoms caused by a structural and/or functional cardiac abnormality and corroborated by elevated natriuretic peptide levels and/or objective evidence of fluid overload manifesting as pulmonary or systemic congestion. Congestion is the accumulation of fluid in the intravascular compartment or the interstitial space, resulting from increased cardiac filling pressures caused by maladaptive sodium and water retention by the kidneys.

Chronic Kidney Disease is defined as abnormalities of kidney structure or function that result in a progressive, gradual decline in kidney function over time which causes alterations in homeostasis that results in fluid overload and other complications. As kidney function declines, fluid overload can occur which results in worsening symptoms. When the excess fluid accumulates in spaces surrounding the body’s tissues, this is referred to as edema. Edema can occur anywhere in the body; however, it most commonly presents in the legs and feet, hands and abdomen. The swelling that can build up in the legs and feet can become painful, making it difficult to walk. When excess fluid accumulates in the chest or the lungs, it is referred to as pulmonary edema.

Furosemide, a loop diuretic that was developed in the 1960s that is typically administered either orally or intravenously, is one of the mainstays in the treatment and prevention of signs and symptoms of fluid overload in patients with heart failure and kidney disease. However, on average, only 50% of an orally administered dose of furosemide is absorbed through the gastrointestinal tract, but absorption ranges from 10% to 100%, making it a matter of clinical judgment as to how much furosemide to dose in an individual patient, especially in patients with HF where absorption can become even further reduced and highly variable. In the event of worsening symptoms due to fluid overload, IV loop diuretics, which bypass the gastrointestinal tract, are often needed to effectively decrease the excess fluid overload and the associated signs and symptoms and are typically administered either in a hospital or an infusion center, if available.

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

We believe FUROSCIX therefore offers an alternative outpatient route of administration for certain furosemide patients with chronic heart failure and, if approved, could offer certain patients with chronic kidney disease, to alleviate the signs and symptoms associated with fluid overload when responsiveness to oral diuretics is reduced and hospitalization is not indicated in order to potentially avoid unnecessary hospitalizations. We believe FUROSCIX can potentially reduce the days per year that patients spend in the hospital to potentially avoid the need for unnecessary, expensive hospitalizations and thus reduce overall health care costs by decreasing both admissions and readmissions and improve patients’ quality of life through outpatient management of their fluid overload.

Clinical and Commercial Development of FUROSCIX

On October 10, 2022, we announced that the FDA approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association Class II/III chronic heart failure. FUROSCIX is not indicated for emergency situations or in patients with acute pulmonary edema. FUROSCIX is a drug-device combination product and was approved pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, in reliance on the FDA’s previous findings of safety and efficacy for the Listed Drug Furosemide (Injection, USP, 10 mg/mL; NDA 18667; Hospira, Inc.), which is indicated for intravenous (IV) and intramuscular (IM) injection for the treatment of edema in adult patients with congestive heart failure, cirrhosis of the liver and renal disease, including nephrotic syndrome. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. Based on feedback from a type C meeting held on July 28, 2023, we believe alignment was reached with the FDA on the potential to remove reference of NYHA classification from the indication and use section of the prescribing information. We submitted a sNDA on October 10, 2023 and a the FDA granted the application a Prescription Drug User Fee Act (PDUFA) goal date of August 10, 2024.

In addition, based on written responses from a Type D meeting received from the FDA on August 9, 2023 regarding potential expansion of the indications and use section of the FUROSICX prescribing information to include the treatment of edema due to fluid overload in adult patients with chronic kidney disease, we believe no additional clinical studies will be required, and we plan to submit a sNDA in the second quarter of 2024.

FUROSCIX is a novel, pH neutral formulation of furosemide that is administered via a subcutaneous infusion using a proprietary, wearable, pre-programmed on-body drug delivery system. Other currently available furosemide injection products are alkaline, with a pH of 8.0 – 9.3. Subcutaneous administration of IV/IM furosemide, USP formulation has been associated with local skin reactions, some severe, requiring discontinuation of treatment and local treatment of the complication which has been attributed to the alkaline pH of the furosemide formulation, volume of fluid administered and the rapid injection.

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

These results were presented at the Heart Failure Society of America Annual meeting in September 2021 in Denver, Colorado and at the Technology and Heart Failure Therapeutics Conference in February 2022 in New York, NY.

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

Commercialization

The commercial launch of FUROSCIX commenced in the first quarter of 2023. We have built our own commercial infrastructure to commercialize FUROSCIX in the United States, which includes our own sales force, clinical education research liaison team and national account manager team. We are focusing our commercial efforts on the United States market, which we believe represents the largest market opportunity for FUROSCIX. In addition, we plan to seek collaborations with third-party partners outside of the United States to distribute our products in foreign markets, if approved by the relevant foreign regulatory authorities.

We believe that we can effectively commercialize FUROSCIX in the United States by pursuing a highly-concentrated target market, which consists of approximately 600 hospitals, associated clinics and office-based practices that, collectively, account for approximately 50% of all IV furosemide administered to heart failure patients based on current IMS Drug Distribution Data.

We are continuing to build a highly concentrated commercial infrastructure focused on distribution, promotion and customer support to healthcare providers affiliated with our key hospital targets and in office-based practices. Our target call points within these hospitals and practices include heart failure specialists, cardiologists, heart failure nurse practitioners and physician assistants focused in cardiology. Our quantitative market research with 309 healthcare professionals has indicated that 93% of our target prescribers would adopt FUROSCIX, with 80% intending to adopt FUROSCIX in the first six months of product availability. Furthermore, within the prescriber group of heart failure specialists, cardiologists and nurse practitioners that we intend to target, the intent to adopt is 93%, 96% and 94%, respectively, and 89%, 88% and 86%, respectively, of those prescribers intend to adopt in the first six months of product availability. Based on our market research, healthcare professionals perceive the top potential advantages of FUROSCIX as the ability to treat in the home setting, prevention of hospitalization, and avoidance of IV placement, while the lowest perceived barriers to adoption identified in the survey were the preference to monitor in a hospital setting, sufficiency of current medications and hospital guidelines or protocols. In addition, based on a last two patient exercise conducted in our quantitative market research with healthcare professionals, when given the option to change their prior treatment choice to FUROSCIX, 65% of healthcare practitioners in a clinic setting and 40% in a hospital setting responded that they would prescribe our product candidate. We have supplemented our outside sales force with inside sales representatives and people in the medical science, nursing and reimbursement fields to support the proper training and utilization of FUROSCIX.

As part of our commercialization strategy, we continue to educate hospitals, healthcare practitioners, patients and caregivers of the benefits of FUROSCIX and its proper use. We continue to work with national associations, such as the Heart Failure Society of America and the American Association of Heart Failure Nurses, hospital networks and individual office based specialists to update treatment workflows and protocols to include subcutaneous furosemide outpatient treatment plans, both pre-hospitalization and post-discharge.

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

By educating patients on the proper use of FUROSCIX during face-to-face or virtual visits, before the need for hospitalization or shortly after discharge, health care professionals can ensure proper training, initiate treatment at the point of care, and ensure that patients can receive additional days of treatment in the home setting.

Our Pipeline Programs

SCP-111 (furosemide injection) 80mg/mL is an investigational pH neutral aqueous furosemide formulation that is being developed for subcutaneous administration outside of the hospital setting, including patient self-administration in the home. The SCP-111 Autoinjector is an investigational single-entity, drug-device combination product candidate consisting of a prefilled syringe containing SCP-111, preloaded into a commercially available, fixed single dose, disposable, two step mechanical autoinjector. We plan on initiating a pivotal PK study in April 2024, and if the results from this PK study are positive, we target submitting a sNDA in the fourth quarter of 2024.

Additional Product Programs

We are leveraging our know-how for use in other clinical settings where subcutaneous delivery can improve IV treatments to develop a suite of product candidates that, like FUROSCIX, we believe can decrease the cost of treatment by moving treatment out of the hospital setting and eliminating the need for IV catheters. In addition, we also intend to identify other opportunities in the cardiovascular and nephrology therapeutic areas that can potentially improve patient outcomes and reduce healthcare costs. We intend to evaluate market criteria to systematically choose potential product programs for our pipeline. We plan to look for product candidates that we believe allow us to clearly demonstrate value to patients and the healthcare system and that have large market potential and a concentrated specialty physician prescribing base. We expect to leverage our FUROSCIX sales force to promote additional products that we develop and commercialize.

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

Affordable, high-quality raw materials are essential to the manufacture of FUROSCIX. Due to their technical specifications, these components may be more limited, as they are available from one or only a few suppliers. We mitigate potential risk in sourcing these materials through inventory and supplier management.

We believe that our current third-party manufacturers have capacity of FUROSCIX in quantities sufficient to meet our expected commercial needs and to accommodate the manufacturing of materials for future clinical trials of candidates in our pipeline.

We use Cardinal Health, Inc., or Cardinal, as our third party logistics provider. Cardinal receives FUROSCIX units directly from our final packager and ships commercial units to our specialty pharmacy (SP) network which consists currently of three SPs. The SPs ship directly to patients. Cardinal also ships directly on our behalf to integrated delivery networks (IDNs) for distribution to patients.

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

Furosemide formulations

As of February 15, 2024, we own a patent family directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating edema, hypertension or heart failure using the formulation of furosemide having a concentration of about 2 mg/mL to about 20 mg/mL. This patent family includes U.S. Patent Nos. 9,884,039 and 11,433,044, directed to methods of treatment, U.S. Patent No. 10,272,064, directed to liquid pharmaceutical formulations, one pending U.S. patent application, one granted patent in each of Canada, China and Europe, two granted patents in Japan, one pending patent application in Europe, and nine granted patents and three pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2034, excluding any additional term in the United States for patent term adjustment. U.S. Patent Nos. 9,884,039; 10,272,064; and 11,433,044 are scheduled to expire in April 2034.

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

Other intellectual property rights

We file trademark applications and pursue trademark registrations in the United States and abroad when appropriate. We own federal trademark registrations in the United States, the European Union, and the United Kingdom for the marks SCPHARMACEUTICALS, FUROSCIX, and SC2WEAR. We also own a pending federal trademark application in the United States for the mark FUROSCIX DIRECT & Design.

From time to time, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders.

COMPETITION

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. Some of these companies are developing therapies that are directly competitive to our approach, and others are more generally developing therapies to treat heart failure. These companies include but are not limited to: Abbott Laboratories, Amgen, AstraZeneca, Bayer, Bioheart, Boston Scientific, Boehringer Ingelheim, Corstasis, GlaxoSmithKline, Johnson & Johnson, Eli Lilly and Company, Merck & Co., Medtronic, Novartis, Pfizer, Roche, Sanofi, Sarfez Pharmaceuticals, Servier Pharmaceuticals, SQ Innovation and Takeda Pharmaceutical Company. We believe the key competitive factors that will affect the development and commercial success of our product candidates include ease of administration and convenience of dosing, therapeutic efficacy, safety and tolerability profiles and cost. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other foreign regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop similar products for the treatment of heart failure or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

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
•
submission to the FDA of a new drug application (NDA) after completion of all pivotal trials;
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

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed trial protocol, to the FDA as part of an IND. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. review and approval process

The results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of a NDA requesting approval to market the product. The submission of a NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews a NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission, or ten months from the date of receipt for a drug that is not a new molecular entity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving a NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.

After the FDA evaluates a NDA and conducts any inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete

Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct additional clinical testing or implement surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as drug components and device components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products, and include, among other things, products that combine drugs and medical devices.

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

A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the NDA or 505(b)(2) application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation, or QSR, currently applicable to medical devices.

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

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent exclusivity for a NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another existing period of regulatory exclusivity or patent terms if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical and cost-effectiveness data for the use of our product on a payer-by-payer basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payers. Private third-party payers tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Therefore, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Payment methodologies may also be subject to changes in healthcare legislation and regulatory challenges. For example, in order for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price, or ASP, plus 6 percent to ASP minus 22.5 percent on specified covered outpatient drugs, or SCODs, but did so without issuing a formal notice of proposed rulemaking, which was subsequently challenged in court. In June 2022, the U.S. Supreme Court held that although the Department of Health and Human Services, or HHS, has authority to set reimbursement rates based on average price and discretion to “adjust” the price up or down, HHS may not vary the reimbursement rates by hospital group unless it conducts a survey of hospitals’ acquisition costs. Accordingly, the U.S. Supreme Court held that HHS’s changes to the 2018 and 2019 reimbursement rates for 340B hospitals were unlawful. Based on the foregoing, CMS issued a final rule, effective January 1, 2023, pursuant to which CMS pays 340B hospitals under Medicare Part B for certain outpatient drugs at the drug’s ASP, plus 6%, the same rate used for non-340B hospitals. It is unclear how future changes to the payment methodology may affect pharmaceutical manufacturers and hospitals who purchase their products now and in the future.

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

Human Capital Management

As of March 12, 2024, we had 135 full-time employees and 1 part-time employee, including 12 in technical operations and product development, 19 in clinical development and medical affairs, regulatory affairs, and quality assurance, 24 in commercial, 67 sales representatives and 14 in finance, general administrative and executive administration. All of our employees are located in the U.S., and none are currently represented by a labor union or are parties to a collective bargaining agreement. We believe our efforts in managing our workforce have been effective.

Recruitment, Retention and Culture

We recognize that our future success depends on our ability to attract, develop and retain key personnel, maintain our strong company culture, and promote diversity and inclusion in our Board of Directors, management and broader workforce. We launched FUROSCIX in February 2023 after successfully building an experienced commercial team, expanded the commercial organization to support demand and growth, and continue to strategically grow our engaged team. We remain focused on our core values and key human capital-related objectives including recruiting, retaining, incentivizing and integrating our existing and new employees, maintaining and growing an inclusive workforce from all backgrounds, and promoting a robust culture of compliance. A testament to our strong culture is the recognition by the Boston Business Journal as a Best Place to Work for companies of our size in 2020, 2021, and 2022.

Diversity, Equity and Inclusion (DEI)

We believe fostering diversity, equity and inclusion is important to our success and future innovation. We are intentional about promoting diverse points of view, perspectives, experiences, backgrounds and ideas among our workforce. We continue to assess candidates from all backgrounds for new positions as we expand our organization.

As of March 12, 2024, approximately 33% of our Board of Directors self-identified as female. As of March 12, 2024, approximately 11% of our Board of Directors were individuals from underrepresented groups, i.e., those self-identifying as Black or African American, Hispanic or Latinx, Asian, or being of two or more races. Two members of our Board of Directors are military veterans.

Compensation and Benefits

We have designed a broad-based compensation and health and welfare benefits program that is designed to attract, retain, and motivate our employees, and we believe that our efforts have been successful in this regard. In addition to base salaries and annual bonuses, these programs include a 401(k) plan with generous eligibility and matching features, healthcare and insurance benefits which are extended to domestic partners, equity awards, an employee stock purchase plan, and educational assistance. We evaluate and prioritize well-being and employee preferences in designing our health and welfare benefits.

We are focused on providing fair and equitable pay to all of our employees including across genders and underrepresented groups. Our Board of Directors and senior leadership team strongly support this focus.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following information with respect to our Board of Directors and executive officers is presented as of the date of this Annual Report on Form 10-K:

Name	Age	Position at scPharmaceuticals	Principal Employment
Executive Officers
John H. Tucker	61	President, Chief Executive Officer and Director	Same
Rachael Nokes	49	Chief Financial Officer	Same
Non-Employee Directors
Jack A. Khattar	62	Chairman of the Board and Director	President and Chief Executive Officer of Supernus Pharmaceuticals, a public pharmaceutical company
William T. Abraham, M.D.	64	Director	Chief Medical Officer of V-Wave Ltd., a privately held medical device company, and College of Medicine Distinguished Professor at The Ohio State University
Mette Kirstine Agger	59	Director	Chief Executive Officer and Strategic Advisor of Ersum Biotech
Minnie Baylor-Henry	76	Director	President of B-Henry & Associates, a regulatory and compliance strategy consulting company
Sara Bonstein	43	Director	Chief Financial Officer of Insmed Incorporated, a public biopharmaceutical company
Frederick Hudson	78	Director	Former Partner of KPMG, LLP
Leonard D. Schaeffer	78	Director	Partner of North Bristol Partners LLC, a privately held consulting company
Klaus Veitinger, M.D., Ph. D.	62	Director	Venture Partner of OrbiMed Advisors LLC, a healthcare investment firm

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

To date, we have expended significant time, resources and effort on the development of our product candidates and our approved product, FUROSCIX, which we announced in October 2022 was approved by the U.S. Food and Drug Administration, or FDA. A substantial majority of our resources have also been focused on the commercial launch of FUROSCIX in the United States, which commenced in the first quarter of 2023. Our business and future success are substantially dependent on our ability to continue to successfully commercialize FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association Class II/III chronic heart failure. All of our other product candidates are in early stages of development and subject to the risks of failure inherent in developing drug products. Accordingly, our ability to generate significant product revenues in the near term will depend almost entirely on our ability to successfully commercialize FUROSCIX.

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

Even if we were to obtain approval of our product candidates, regulatory authorities may approve such product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, may impose distribution or use restrictions, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Our ability to successfully commercialize FUROSCIX and any of our products candidates, if approved, will depend, among other things, on our ability to:

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;
•	produce, through a validated process, sufficiently large quantities of FUROSCIX and our product candidates, if approved, to permit successful commercialization;
•	establish and maintain commercial manufacturing arrangements with third-party manufacturers;
•	build and maintain sales, distribution and marketing capabilities sufficient to launch and support commercial sales of FUROSCIX, as well as, our product candidates, if and when approved;
•	successfully complete our clinical trials for our product candidates under clinical development;
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

In order to market products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, the clinical standards of care may differ significantly such that clinical trials conducted in one country may not be accepted by healthcare providers, third-party payers or regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional drug testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any drug we develop will be unrealized.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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
•
the risk that patients enrolled in clinical trials will drop out of such trials before completion; and
•
delays or difficulties in enrollment and completion of studies due to health emergencies or global events.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, the most common adverse events observed in clinical trials of FUROSCIX included the following administration site and skin reactions: erythema, bruising, edema and infusion site pain, which are listed on the approved label for FUROSCIX. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. It is possible that there may be side effects associated with our other product candidates’ use. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such products;
•	regulatory authorities may require the addition of labeling statements, such as a REMS, “boxed” warning or a contraindication;
•	we may be required to change the way such products are distributed or administered, conduct additional clinical trials or change the labeling of the products;
•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to recall or remove such products from the marketplace; or
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; or
•	we may fail to secure acceptance of our product candidates from physicians, healthcare payers, patients and the medical community; and
•	our reputation may suffer.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our approved product, FUROSCIX, we may be unable to generate adequate revenue.

We are in the process of continuing to establish sufficient infrastructure for the sales, marketing or distribution of FUROSCIX and for our product candidates, and the cost of establishing and maintaining such an organization may exceed the benefits of doing so. In order to market FUROSCIX, we must continue to build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services.

We have established an initial in-house sales force to promote FUROSCIX to hospital networks, healthcare providers and third-party payers in the United States. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical companies often encounter difficulties in production, particularly in scaling up production, of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. Any delays in the manufacturing of finished drug product or device components could delay our commercial supply, which could delay, prevent or limit our ability to generate revenue and continue our business. Moreover, if we are unable to demonstrate stability in accordance with commercial requirements, or if our manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain or maintain FDA or foreign regulatory authorities approval and market our product candidates would be jeopardized. In addition, any delay or interruption in the supply of clinical trial supplies could delay or prohibit the completion of our bioequivalence and/or clinical trials, increase the costs associated with conducting our bioequivalence and/or clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial.

Manufacturers of drug-device combination products, such as FUROSCIX, need to comply with both pharmaceutical current good manufacturing practice requirements, or cGMPs, and the FDA’s cGMP requirements for medical devices, known as the Quality System Regulation, or QSR, which is enforced by the FDA through its facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of FUROSCIX and our product candidates may be unable to comply with these cGMP and QSR requirements and with other FDA and foreign regulatory requirements. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of FUROSCIX or any of our product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize FUROSCIX or such product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could impact the commercialization of FUROSCIX or cause a delay in the commercialization of our other product candidates, entail higher costs or even prevent us from effectively commercializing FUROSCIX or our product candidates.

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

If we are not successful in promoting the proper use of FUROSCIX by patients, healthcare professionals and caregivers, we may not be able to achieve market acceptance or effectively commercialize FUROSCIX. Additionally, any potential negative impact on patients stemming from the improper use of FUROSCIX may lead to reputational harm, result in negative press coverage, or increase the risk that we may be sued.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $36.8 million and $54.8 million for the years ended December 31, 2022 and 2023, respectively. In addition, our accumulated deficit as of December 31, 2023 was $281.3 million. Absent the realization of sufficient revenues from product sales of FUROSCIX or our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of FUROSCIX.

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

We commenced operations in 2013. Our operations up until very recently have primarily been limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials for our product candidates. We have only one product approved for commercial sale, and have limited experience in obtaining marketing approvals, manufacturing products on a commercial scale or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully commercializing products.

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
•

achieve market acceptance of FUROSCIX in the medical community, with patients and with third-party payers, including placement in accepted clinical guidelines for the conditions for which FUROSCIX is intended to target; and

•	delay the introduction by competitors of alternate versions of FUROSCIX.

We have incurred and expect to continue to incur significant sales and marketing costs as we commercialize FUROSCIX. Even if we expend these costs, FUROSCIX may not be a commercially successful product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate substantial product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

In October 2022, we entered into a Credit Agreement and Guaranty (the “Credit Agreement”), with Oaktree Fund Administration, LLC, as agent and certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”), as lenders. The Credit Agreement establishes a $100.0 million term loan facility, consisting of (i) a $50.0 million tranche the (“Tranche A Loan”), which was funded at closing, (ii) a $25.0 million tranche (the “Tranche B Loan”), which we may borrow in up to two draws on or prior to September 30, 2024, and (iii) $25.0 million, or the Tranche C Loan, that we may borrow on or prior to December 31, 2024; provided that, in the case of the Tranche B Loan and the Tranche C Loan, that we have achieved certain net sales revenue milestone targets described in the Credit Agreement. All obligations under the Credit Agreement are secured by substantially all of our existing property and assets (including our intellectual property assets), subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants requiring us to (i) maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of Oaktree of at least $15.0 million and increasing to $20.0 million of cash and cash equivalents in such controlled accounts after we borrow the Tranche B Loan, and (ii) meet minimum quarterly net sales revenue targets described in the Credit Agreement. In addition, the Credit Agreement contains customary events of default that entitle Oaktree to accelerate our indebtedness under the Credit Agreement to become immediately due and payable. Under the Credit Agreement, an event of default will occur if, among other things, we fail to make payments under the Credit Agreement (subject to specified cure periods for nonpayment of interest or other non-principal obligations); we or our subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches); we, our subsidiaries or our respective assets become subject to certain legal proceedings, such as bankruptcy proceedings; we and/or our subsidiaries are unable to pay our debts as they become due; we and/or our subsidiaries default on any contract for material indebtedness that would allow the holder of such indebtedness to accelerate the maturity of such indebtedness.

Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the Credit Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

Risks Related to Government Regulation

Risks Related to Ongoing Regulatory Obligations

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our products and product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable regulatory have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized.

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
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

Additionally, the FDA regulates FUROSCIX as a combination product that consists of both a drug and a medical device, and we may develop product candidates or additional presentations of FUROSCIX that are similarly regulated as combination products. For example, we are developing an 80mg/1mL auto-injector designed to provide an additional option to the on-body infusor for FUROSCIX for eligible adult patients who do not require hospitalization. Developing and obtaining regulatory approval for combination products can pose unique challenges because they involve components that are regulated under different types of regulatory requirements and potentially by different FDA centers. As a result, such product candidates may raise regulatory, policy and review management challenges. Differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post approval modifications. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.

Even if we eventually complete clinical trials and receive approval of a NDA or comparable foreign marketing application for any of our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Even though the FDA has approved FUROSCIX, we will remain subject to significant post-marketing regulatory requirements and oversight.

In October 2022, the FDA approved FUROSCIX for the treatment of congestion due to fluid overload in adults with NYHA Class II/III chronic heart failure. In connection with this approval, or any other approvals we may obtain for FUROSCIX or any of our product candidates, we are required to submit reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product. In addition, approved labeling for our products may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the approved labeling for FUROSCIX includes contraindications for patients with anuria, hypersensitivity to furosemide and hepatic cirrhosis or ascites, and is not approved for use in emergency situations or in patients with acute pulmonary edema. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP and comparable foreign regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

In October 2022, the FDA approved our NDA for FUROSCIX through the Section 505(b)(2) regulatory pathway, and we plan to develop additional product candidates for which we plan to seek approval under the 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the submissions of a NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow a NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our future product candidates by potentially decreasing the amount of nonclinical and/or clinical data that we would need to generate in order to obtain FDA approval.

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

Once a NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. FDA regulations and other foreign regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as FUROSCIX or any of our product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, FUROSCIX or our product candidate (and in some cases even this limited bioequivalence testing can be waived by the FDA). Competition from generic equivalents to FUROSCIX or any of our product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in FUROSCIX and our product candidates.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and similar future initiatives may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for FUROSCIX or our product candidates, if approved, and, accordingly, our financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price, or ASP, plus 6 percent to ASP minus 22.5 percent on specified covered outpatient drugs, or SCODs, but did so without issuing a formal notice of proposed rulemaking, which was subsequently challenged in court. In June 2022, the U.S. Supreme Court held that although the Department of Health and Human Services, or HHS, has authority to set reimbursement rates based on average price and discretion to “adjust” the price up or down, HHS may not vary the reimbursement rates by hospital group unless it conducts a survey of hospitals’ acquisition costs. Accordingly, the U.S. Supreme Court held that HHS’s changes to the 2018 and 2019 reimbursement rates for 340B hospitals were unlawful. Based on the foregoing, CMS issued a final rule, effective January 1, 2023, pursuant to which CMS pays 340B hospitals under Medicare Part B for certain outpatient drugs at the drug’s ASP, plus 6%, the same rate used for non-340B hospitals. It is unclear how future changes to the payment methodology may affect pharmaceutical manufacturers and hospitals who purchase their products now and in the future.

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

In the U.S., the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including healthcare providers and research institutions from which we obtain patient health data) that are subject to privacy and security requirements under HIPAA. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission, or FTC, also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. These consumer protection laws are increasingly being applied by FTC and state Attorneys General to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and formulations commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

For example, a European Unified Patent Court (UPC) came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

A NDA submitted under 505(b)(2) may subject us to a patent infringement lawsuit that would delay or prevent product candidate review or approval.

Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. A NDA under 505(b)(2) would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a previously approved drug.

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

We currently engage third-party manufacturers to manufacture FUROSCIX and related supplies and packaging. For example, we have engaged a third-party manufacturer for the manufacture of the furosemide formulation used in FUROSCIX and we have engaged a third party designer and manufacturer to develop and manufacture the on-body infusor for FUROSCIX. There is no guarantee that we can maintain our relationships with these manufacturers and we may incur added costs and delays in identifying and qualifying any replacements for such manufacturers. There is no assurance that we will be able to timely secure further needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to commercialize FUROSCIX. There may be difficulties and delays in obtaining sufficient commercial quantities of FUROSCIX and the costs of manufacturing could be prohibitive. Beyond

FUROSCIX, third parties also manufacture the materials that we require for the development of our product candidates, and our reliance on these manufacturers for these activities carries similar risks as our reliance on third-party manufacturers in connection with FUROSCIX.

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

Separately, in February 2024, the FDA issued a final rule to amend and replace the QSR to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA currently expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation,” (QMSR), which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2106 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us or our contract manufacturers that could increase the costs of compliance or otherwise negatively affect our business. If we or our contract manufacturers are unable to comply with the QMSR, once effective, such failures could have an adverse effect on our business, financial condition and results of operations.

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

We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, we started collaborating with West in 2019 for development of the FUROSCIX infusor. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

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

Risks Related to Employee Matters, Managing Growth and Business Operations

Risks Related to Employee Matters

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to continue to increase our number of employees and the scope of our operations. In particular, we will need to continue transitioning from a research and development company to a commercial company. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business and commercial opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. Many of our suppliers and collaborative and clinical trial relationships are located outside the United States, and we may in the future seek to hire employees located outside of the United States. Accordingly, our business may become subject to economic, political, regulatory and other risks associated with international operations, such as compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, workforce uncertainty in countries where labor unrest is more common than in the United States, as well as difficulties associated with staffing and managing international operations, including differing labor relations. Any of these factors could materially affect our business, financial condition and results of operations. Our future financial performance, our ability to commercialize FUROSCIX and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our executive leadership team. We have employment agreements with these individuals but any individual may terminate his or her employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives. We also do not have any key-person life insurance on any of these key employees. Departed personnel have sought to compete with us historically and may continue to do so in the future. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Additionally, failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

We continue to transition from a company with a development focus to a company capable of supporting commercial activities. We completed building our initial sales force and began the commercial launch of FUROSCIX in February 2023. Since FUROSCIX is our first commercial product approved, we have not yet demonstrated an ability to commercialize a product candidate or to obtain marketing approval for a product candidate outside of the U.S. Therefore, our clinical development, and commercialization processes and our regulatory approval process in the U.S. or countries outside of the U.S. may involve more inherent risk, take longer, and cost more than it would if we were a company with a more significant operating history and had experience obtaining approval and marketing approval for and commercializing a product candidate.

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

As of December 31, 2023, we had federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $127.3 million, which may be carried forward indefinitely. At December 31, 2023, we had available state net operating loss carryforwards of $147.1 million, which expire at various dates through 2043 and $1.8 million, which may be carried forward indefinitely. If not utilized, the net operating loss carryforwards will expire. At December 31, 2023, we had federal and state research and development tax credit carryforwards of $3.9 million and $1.0 million, respectively. If not utilized, the research and development credits expire at various dates through 2043. Our ability to use our U.S. federal and state net operating loss and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Our business could be adversely impacted by climate change, extreme weather conditions and natural disasters.

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms), whether as a result of climate change or otherwise, could, among other things, disrupt our operations, including by damaging or destroying our facilities or those of our suppliers or manufacturing partners, which may cause us to suffer losses and additional costs to maintain or resume operations or as a result of supply chain-related delays or cancellations, which could have an adverse impact on our business and results of operations. In addition, implementing changes to mitigate risks associated with such events may result in substantial short- and long-term additional operational expenses, which may materially affect our profitability.

General Risk Factors

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, personal information of customers and our employees and contractors and clinical data, or collectively, Confidential Information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information.

Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our service providers’, strategic partners’ and other contractors’ or consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our Confidential Information or other similar disruptions. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. We could also incur liability, including litigation exposure, penalties and fines, and we could become the subject of regulatory action or investigation. Our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology systems were being taken offline for an undefined period, which has impacted and could continue to impact our operations, including the ability of third-party pharmacies to fill electronic prescriptions our clinicians may write for patients. We have observed a disruption in claims being processed resulting in delays in patients receiving shipments of FUROSCIX as a result of the Change Healthcare issue. Such failures or breaches of our third-party vendors’ security measures, or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could adversely impact our financial results, including our results for the quarter ending March 31, 2024.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products and product candidates.

The risk that we may be sued on product liability claims is inherent in the commercialization of and development of drug formulation and device products. We face a risk of product liability exposure related to our marketed product and the testing of our product candidates in clinical trials. Product liability claims might be brought against us by consumers, healthcare providers or others coming into contact with our products and product candidates. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products which could adversely affect our stock price and our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs, or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

Increased scrutiny of, and evolving expectations regarding, sustainability and environmental, social, and governance (“ESG”) matters could increase our costs, harm our reputation and adversely impact our financial results.

Companies are facing increasing and evolving scrutiny related to ESG practices and disclosures from certain investors, government entities, customers, employees and other stakeholders or third parties. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected, which could lead to increased scrutiny of our ESG practices or lack thereof. Such increased scrutiny may result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures or goals), such initiatives may be costly and may not have the desired effect. For example, we may commit to certain initiatives and we may not ultimately be able to achieve such initiatives due to cost, technological constraints or other factors that are within or outside of our control. Even if we achieve our initiatives, our actions may subsequently be determined to be insufficient by various stakeholders or other third parties. If our ESG practices and reporting do not meet investor, regulator, customer, employee or other stakeholder or third party expectations, which continue to evolve, our brand, reputation and/or business relationships may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital. As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new ESG rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers, customers and business partners, which may augment or cause additional impacts on our business, financial condition or results of operations.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	regulatory actions with respect to our product candidates;
•	the pricing, reimbursement and commercialization of FUROSCIX and of other product candidates that may be approved;
•	regulatory actions with respect to our competitors’ products and product candidates;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the timing and results of clinical trials of our pipeline product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights, including proprietary rights that we in-license from third parties;

•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our products or product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Based upon shares outstanding as of December 31, 2023, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 54.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports, as is the case in this Annual Report on Form 10-K, due to the material weakness identified and described below. This material weakness in our internal control over financial reporting resulted in management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.

Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated, especially for so long as our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of such internal controls over financial reporting. We, as is the case in this Annual Report on Form 10-K, or our independent registered public accounting firm, once we are no longer a lower-revenue small reporting company, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to our failure to maintain proper controls, processes and procedures over the fair value accounting associated with the embedded derivative liability, in connection with the Oaktree Agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the Oaktree Agreement. Specifically, the calculation performed by our third-party valuation specialist during the fourth quarter of the year ended December 31, 2023 as it relates to fair value accounting for the liability included errors resulting in an overstatement in the fair value of the liability. We made adjustments necessary to properly reflect the fair value of the derivative liability in the financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2023. Although the material weakness identified above did not result in any changes to previously released financial results, our management concluded that these control deficiencies constitute a material weakness and that our internal control over financial reporting was not effective as of December 31, 2023.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through revising precision level of management review controls and gaining additional assurance regarding our outside service providers’ quality control procedures. Although we plan to complete implementing the remediation plan as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. The above remediations to our controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

At this time, our cybersecurity risk management program is undergoing an effort to expand and mature our security controls and documentation. Our ongoing efforts include:

•
A security risk assessment conducted by an external supplier to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment. This assessment is ongoing and will be completed in the third quarter of 2024.
•
The implementation of revised information security program documentation and policies in the first quarter of 2024, including:
o
revision and implementation of a revised information security policy;
o
implementation of a revised incident response plan and policy;
o
implementation of a third-party risk management program that includes update procedures for third party vendor due diligence;
o
implementation of additional periodic cybersecurity and awareness training for all of our employees.

These efforts complement our current cybersecurity risk management program, which include a security team that is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents. We also conduct employee cybersecurity awareness training upon onboarding to the company. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee, or the Committee, oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Vice President Legal Affairs and Chief Compliance Officer, our Chief Financial Officer and internal information technology staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Director of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes security program development and review, implementation of security tools and software, security risk identification and remediation, incident identification and remediation, as well as managing enterprise risk. In addition, we rely on third party cyber security consultants and legal counsel to supplement our expertise.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our principal executive offices are located in a 9,342 square foot facility in Burlington, Massachusetts. Pursuant to a sublease entered into in August 2023, the term of the lease for our facility extends through August 2029. We lease 2,037 square feet in Salem, New Hampshire. The term of the lease for our Salem, New Hampshire facility extends through August 2024. Our facilities house our research and development, sales, marketing, finance and administrative activities. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

As of March 12, 2024, there were 23 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our approved product, FUROSCIX, consists of our novel formulation of furosemide delivered via West Pharmaceutical Services, Inc.'s, or West’s, on-body infusor, which delivers an 80 mg/10 mL dose over 5 hours. On October 10, 2022, we announced that the U.S. Food and Drug Administration, or FDA, approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association, or NYHA, Class II/III chronic heart failure. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. IV equivalence was established in a clinical study in which FUROSCIX demonstrated 99.6% bioavailability (90% CI: 94.8%-104.8%) and 8-hour urine output of 2.7 L which was similar to subjects receiving intravenous furosemide. The commercial launch of FUROSCIX for congestion in patients with chronic heart failure commenced in the first quarter of 2023.

In the third quarter of 2023, we received positive feedback from the FDA on key long-term growth initiatives. The first was for the potential expansion of the FUROSCIX indication to include NYHA Class IV heart failure patients. Based on the feedback, we filed for NYHA Class IV indication expansion in early October. The second was Type C meeting feedback pertaining to the development of an 80mg/1mL auto-injector intended to provide an additional option to the on-body infusor for treatment of congestion due to fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an auto-injector, if successfully developed and approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We have submitted an investigational new drug application (IND), and expect to initiate a pharmacokinetic/pharmacodynamic (PK/PD) study in the second quarter of 2024 and plan to submit a supplemental new drug application (sNDA) in the fourth quarter of 2024. Finally, we received feedback on the potential expansion of the FUROSCIX indication to include treatment of edema due to fluid overload in patients with chronic kidney disease (CKD). The agency confirmed that no additional clinical studies are needed to expand the indication to CKD, provided that we can demonstrate an adequate PK and pharmocodynamic bridge to the listed drug, furosemide injection, 10mg/mL. We plan to submit a sNDA in the second quarter of 2024 seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with CKD. The anticipated Prescription Drug User Fee Act (PDUFA) date for edema in patients with CKD is the first quarter of 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States including both chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and, if approved, chronic kidney disease with worsening congestion due to fluid overload, to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $898 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $4,490, which can be significantly lower than the cost of a single hospitalization. Prevention of hospital admission and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of admissions and readmissions to hospitals, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload.

We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. In addition, in late October 2023, we reached an agreement with one of the largest closed integrated delivery networks (IDNs) in the United States, providing unrestricted access to FUROSCIX, without prior authorization, to over 8 million lives, at a fixed co-pay of $75 or less per prescription. As of November 1, 2023,

FUROSCIX is on formulary as a preferred brand with one of the largest government retiree payer formularies, increasing the number of lives with preferred access to FUROSCIX by an additional 1.1 million lives. As of December 31, 2023, there have been approximately 30,000 total FUROSCIX doses written by around 1,700 unique prescribers, and of these, approximately 16,000 FURSOCIX doses had been filled and there were approximately 9,200 doses payer cleared or pending.

In the third quarter of 2023, we also announced the issuance of U.S. patents covering concentrated formulations of furosemide. We have completed initial solubility and stability studies on multiple formulations described in the patent properties, have identified potential product candidates, and commenced Investigational New Drug Application enabling studies.

We have funded our operations from inception through December 31, 2023 primarily through the sale of shares of our common stock and the incurrence of debt and, prior to that, through the private placement of our preferred stock.

For the years ended December 31, 2022 and 2023, our net losses were $36.8 million and $54.8 million, respectively. We have not been profitable since inception, and as of December 31, 2023, our accumulated deficit was $281.3 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues

Product revenues, net, consist of net sales of FUROSCIX. We initiated shipments of FUROSCIX to customers in the United States, which include specialty pharmacies, in February 2023. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, estimated returns and rebates.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2022 and 2023

The following table summarizes our results of operations for the years ended December 31, 2022 and 2023 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2022	2023	(DECREASE)
Product revenues, net	$-	$13,593	$13,593

Operating expenses:
Cost of product revenues	-	3,811	3,811
Research and development	15,533	11,809	(3,724)
Selling, general and administrative	20,624	53,369	32,745
Total operating expenses	36,157	68,989	32,832
Loss from operations	(36,157)	(55,396)	(19,239)
Other income	1,418	3,605	2,187
Interest income	1,203	5,104	3,901
Interest expense	(3,302)	(8,123)	4,821
Net loss	$(36,838)	$(54,810)	$17,972

Product revenues. Product revenues were $13.6 million for the year ended December 31, 2023, compared to no product revenues for the year ended December 31, 2022. The increase of $13.6 million was due to revenue generated from the commercial launch of FUROSCIX in February 2023.

Cost of product revenues. Cost of product revenues were $3.8 million for the year ended December 31, 2023, compared to no cost of product revenues for the year ended December 31, 2022. The increase of $3.8 million was due to revenue generated from the commercial launch of FUROSCIX in February 2023.

Research and development expenses. R&D expenses decreased $3.7 million to $11.8 million during the year ended December 31, 2023, compared to $15.5 million during the year ended December 31, 2022. This decrease was primarily attributable to a $2.1 million decrease in clinical study and medical affairs costs, a $1.3 million decrease in employee-related costs, a $0.4 million decrease in quality and regulatory consulting costs and a $0.2 million decrease in patent costs as we shifted in focus to commercialization of FUROSCIX. The decrease was partially offset by a $0.3 million increase in pharmaceutical development costs.

Selling, general and administrative expenses. SG&A expenses increased $32.7 million to $53.4 million during the year ended December 31, 2023, compared to $20.6 million during the year ended December 31, 2022. This increase was primarily attributable to a $20.4 million increase in employee-related costs, including compensation, benefits, travel and facilities allocations, a $10.7 million increase in commercial preparation costs, a $1.2 million increase in operations, quality, and regulatory costs, and a $0.9 million increase in legal costs. The increase was offset by a $0.5 million decrease in insurance costs.

Other income. Other income was $3.6 million for the year ended December 31, 2023, compared to $1.4 million during the year ended December 31, 2022. The increase in income of $2.2 million was primarily attributable to the fair value adjustment to the derivative liability in connection with the Oaktree Agreement (as defined below) that was recorded in 2023.

Interest income. Interest income increased $3.9 million to $5.1 million during the year ended December 31, 2023 compared to $1.2 million during the year ended December 31, 2022. This increase was primarily attributable to higher interest rates on and larger investment balances in our financial instruments during the year ended December 31, 2023.

Interest expense. Interest expense increased $4.8 million from the year ended December 31, 2022 to $8.1 million during the year ended December 31, 2023. This increase was due to higher term loan balances as a result of the Oaktree Agreement (as defined below) commencing in the fourth quarter of 2022, combined with the amortization of the debt discount associated with the instrument.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through December 31, 2023 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. From inception through December 31, 2023, we received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $48.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank and our current term loan under the Oaktree Agreement in 2022, net; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $15.1 million from the sale of common stock in our 2021 at-the-market offering. As of December 31, 2023, we had cash and cash equivalents of $46.8 million and short-term investments of $29.2 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits.

On March 23, 2021, we entered into an Open Market Sale Agreement (the "2021 ATM Agreement") with Cowen and Company LLC ("Cowen") to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. As of December 31, 2023, we had received $15.1 million of net proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

On October 13, 2022, we entered into the Oaktree Agreement which established a $100.0 million term loan facility, consisting of (i) $ 50.0 million funded immediately, (ii) $25.0 million that we may borrow in up to two draws on or prior to September 30, 2024 and (iii) $25.0 million that we may borrow on or prior to December 31, 2024. Our ability to draw the remaining $50.0 million is contingent upon reaching certain net sales revenue milestone targets prior to September 30, 2024 and December 31, 2024, respectively. Our contractual commitments under the Oaktree Agreement as of December 31, 2023 consist of an aggregate of $71.4 million in repayment obligations, inclusive of related interest amounts and final fee in the amount of $1.0 million. See “—Oaktree Loan and Security Agreement” for additional information regarding the Oaktree Agreement.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and our commercialization of FUROSCIX. We believe our existing cash, cash equivalents and short-term investments, including the available proceed from the first tranche of the Oaktree Agreement, will be sufficient to fund our operations through at least the next 12 months from the date of this Annual Report on Form 10-K. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. In connection with such development plans and activities, if we determine that we need additional cash resources, we would seek to access such funds through a combination of public or private equity offerings or debt financings. Additionally, we continue to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•
the costs and expenses of expanding our U.S. sales and marketing infrastructure;
•
the costs and expenses related to the manufacturing of FUROSCIX and our agreements with third-party manufacturers;
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

During the year ended December 31, 2023, we sold a total of 1,544,490 2021 ATM Shares under the 2021 ATM Program, in the open market, at a weighted average gross selling price of $9.32 per share for net proceeds of $14.0 million.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2022	2023
Net cash (used in) provided by:
Operating activities	$(34,577)	$(59,244)
Investing activities	(45,859)	19,965
Financing activities	77,229	14,850
Net decrease in cash, cash equivalents and restricted cash	$(3,207)	$(24,429)

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $59.2 million, consisting primarily of a net loss of $54.8 million and a $6.3 million increase in net operating assets. This was offset by non-cash charges of $1.9 million. The increase in net operating assets is related to accounts receivable and inventory to support the launch of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustment to the derivative liability and accretion of premium on investments.

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

Net Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $20.0 million, consisting primarily of maturities of short-term investments, net of purchases.

During the year ended December 31, 2022, net cash used in investing activities was $45.9 million, consisting primarily of purchases of short-term investments, net of maturities.

Net Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $14.9 million, consisting of proceeds from the 2021 ATM Agreement, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises.

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

Product Net Sales: FUROSCIX was approved by the FDA on October 7, 2022. We launched sales of FUROSCIX in the first quarter of 2023 and our customers consist of specialty pharmacies (“SPs”) and specialty distributors ("SDs"). We recognize revenue from product sales at a point in time, typically upon receipt of product at the SPs and the SDs, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) sales discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either as a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from its estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. There have not been material changes in these estimates or assumptions pertaining to constraints on revenue recognition over the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to constraints on revenue recognition, the financial statements could be materially impacted.

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

Product Returns: Consistent with industry practice, we offer SPs and SDs limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SPs and have the ability to control the amount of product that is sold to the SPs, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs. Currently, sales to SDs are limited and there is no access to on-hand inventory or sell through data. As these arrangements mature, we will be able to utilize any data our SDs provide as part of this analysis. In arriving at our estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

In connection with the Oaktree Agreement, we identified a number of derivatives that required bifurcation from the term loan as a compound derivative liability. The fair value of the embedded derivative liability was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods, which required significant judgment. Assumptions included estimates of volatility, market yield, probability and timing of change in control, probability and timing of a going concern qualification, and net sales projections. We recorded an initial fair value of approximately $8.9 million at inception of the Oaktree Agreement. The fair value of the liability was $3.9 million as of December 31, 2023. The change in fair value between inception and December 31, 2023 was recognized as a gain within other income on our consolidated statement of operations and comprehensive loss.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2023, our aggregate outstanding indebtedness was $50.0 million, which bears interest per annum equal to three-month term SOFR (subject to a 1.00% floor and a 3.00% cap), plus applicable margin of 8.75%. Due to the cap on SOFR in our outstanding indebtedness and the current SOFR rate, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of scPharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 2 to the financial statements, revenue from product sales amounting to $13.6 million are recorded at the net sales price, which includes estimates for variable consideration that result from (a) sales discounts, (b) rebates, (c) co-pay assistance, and (d) product returns. Management estimates allowances for (1) sales discounts based upon agreed-upon discounts from negotiated contracts, (2) rebates based upon management estimates of dispensing of the product to a benefit plan participant and the corresponding contractual or statutory rates, (3) co-pay assistance based upon estimated patient participation and average co-pay benefit to be paid, and (4) product returns for products that customers are contractually permitted to return during a contractual allowable return period. Provisions for these allowances are recorded in the period in which the related revenue is recorded and are presented as an accrued liability in the Company’s consolidated balance sheet. As of December 31, 2023, the Company has recorded accrued liabilities of $1.4 million relating to these estimates for variable consideration in revenue.

We identified the estimates for variable consideration in revenue relating to rebates and product return allowances as a critical audit matter due to their significance and the judgmental nature of the assumptions used by management in preparing the estimates. In particular, management is required to make estimates that include consideration of its history of paying rebates, historical and anticipated dispensing of product to eligible benefit plan patients and period end inventory held at its customers. Management is also required to estimate returns for products that are contractually within the allowable return period including consideration of historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry. The Company has a limited history upon which to base such estimates and changes in the estimated dispensing mix can have a material effect on the amount of estimates recorded. Auditing management’s assumptions such as the estimated dispensing of product to eligible patients in various benefit plans and the product returns allowance rate was complex and required a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Company’s variable consideration adjustments to revenue for rebates and returns included the following, among others:

•
We tested the completeness and accuracy of the report used in calculating rebates by tracing a sample of products sold to the underlying revenue transaction details and we confirmed the dispensing history and the December 31, 2023 inventory held by the Company’s customers directly with customers on a sample basis

•
We traced discount percentages used to calculate the rebate allowances to related statutory or contractual rates

•
We evaluated the reasonableness of rebate allowances by reviewing actual history of rebates paid through December 31, 2023 and rebates billed to the Company subsequent to the balance sheet date to determine consistency with management’s estimates

•
We evaluated the reasonableness of the product return allowance by comparing the product returns allowance rate used by management to actual Company history and to available industry data and trends

Valuation of Derivative Liability

On October 13, 2022, the Company entered into a $100.0 million term loan consisting of $50.0 million of debt funded immediately with additional contingent borrowings in up to two draws of $25.0 million each, as described in Notes 9 and 10 to the consolidated financial statements. The Company concluded that the term loan contained embedded derivatives and determined that the embedded derivatives required bifurcation as one compound derivative liability. The Company recorded the derivative liability on its consolidated balance sheet at its fair value of approximately $3.9 million as of December 31, 2023. The Company also recorded a gain on its consolidated statement of operations and comprehensive loss of approximately $3.7 million to reflect the change in fair value of the derivative liability during the year ended December 31, 2023. To estimate the fair value of the derivative liability at December 31, 2023, the Company utilized a combination of a valuation model that discounts forecasted future cash flows expected to be generated and a valuation model that reflects the use of multiple probabilities.

We identified the valuation of the derivative liability as a critical audit matter because of the complexity of the valuation models, including the judgments made by management in estimating the fair value of the derivative liability. The valuation models used in determining the fair value of the derivative liability include inputs subject to management's judgment, including estimates of volatility, market yield, probability of a change of control or fundamental change, probability of a going concern qualification and net sales projections. This required subjective auditor judgment and an increased level of effort when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

Our audit procedures related to the Company’s valuation of the derivative liability included the following, among others:

•
We evaluated significant assumptions used to calculate the fair value of the derivative liability including the estimate of the probability of a change of control or fundamental change, probability of a going concern qualification and net sales projections

•
With the assistance of our fair value specialists, we tested the appropriateness of the methodology used in estimating the fair value of the embedded derivatives, including evaluating the reasonableness of the estimates for volatility and market yield and tested the mathematical accuracy of the resulting valuations

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 13, 2024

SCPHARMACEUTICALS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31, 2022	DECEMBER 31, 2023
Assets
Current assets
Cash and cash equivalents	$71,061	$46,814
Short-term investments	47,125	29,199
Restricted cash	182	—
Accounts receivable	—	4,489
Inventory	1,230	8,840
Prepaid expenses	2,282	2,436
Deposits and other current assets	1,428	1,160
Total current assets	123,308	92,938
Property and equipment, net	54	58
Right-of-use lease assets - operating, net	566	1,401
Deposits and other assets	267	82
Total assets	$124,195	$94,479
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,518	$4,001
Accrued expenses	5,289	8,901
Lease obligation - operating, short-term	567	176
Other current liabilities	42	56
Total current liabilities	7,416	13,134
Term loan, long-term	36,794	38,811
Derivative liability	7,517	3,857
Lease obligation - operating, long-term	7	1,282
Other liabilities	28	177
Total liabilities	51,762	57,261
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized at December 31, 2023; 34,257,916 and 35,968,510 shares issued and outstanding at December 31, 2022 and December 31, 2023, respectively	3	4
Additional paid-in capital	298,934	318,561
Accumulated deficit	(226,536)	(281,346)
Accumulated other comprehensive (loss) income	32	(1)
Total stockholders’ equity	72,433	37,218
Total liabilities and stockholders’ equity	$124,195	$94,479

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2023
Product revenues, net	$-	$13,593

Operating expenses:
Cost of product revenues	-	3,811
Research and development	15,533	11,809
Selling, general and administrative	20,624	53,369
Total operating expenses	36,157	68,989

Loss from operations	(36,157)	(55,396)
Other income	1,418	3,605
Interest income	1,203	5,104
Interest expense	(3,302)	(8,123)
Net loss	$(36,838)	$(54,810)
Net loss per share, basic and diluted	$(1.30)	$(1.42)
Weighted—average common shares outstanding, basic and diluted	28,358,502	38,513,747

Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$33	$(33)
Comprehensive loss	$(36,805)	$(54,843)

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
At December 31, 2021	27,366,707	$3	$246,166	$(189,698)	$(1)	$56,470
Net loss	—	—	—	(36,838)	—	(36,838)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 11)	181,553	—	1,114	—	—	1,114
Issuance of common stock and pre-funded warrants in common stock offering, net of issuance costs (Note 11)	6,620,000	—	46,645	—	—	46,645
Issuance of common stock upon exercise of stock options	11,756	—	44	—	—	44
Issuance of common stock purchased through employee stock purchase plan	45,938	—	173	—	—	173
Vesting of restricted stock	31,962	—	(54)	—	—	(54)
Issuance of warrants (Note 11)	—	—	2,008	—	—	2,008
Stock-based compensation	—	—	2,838	—	—	2,838
Unrealized gain on short term investments	—	—	—	—	33	33
At December 31, 2022	34,257,916	3	298,934	(226,536)	32	72,433
Net loss	—	—	—	(54,810)	—	(54,810)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 11)	1,544,490	1	13,959	—	—	13,960
Issuance of common stock upon exercise of stock options	75,979	—	354	—	—	354
Issuance of common stock purchased through employee stock purchase plan	90,125	—	458	—	—	458
Stock-based compensation	—	—	4,856	—	—	4,856
Unrealized loss on short term investments	—	—	—	—	(33)	(33)
At December 31, 2023	35,968,510	$4	$318,561	$(281,346)	$(1)	$37,218

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2023
Cash flows from operating activities
Net loss	$(36,838)	$(54,810)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	37	24
Loss on disposal of property and equipment	—	11
Reduction in carrying value of operating right-of-use lease assets	431	602
Accretion on short-term investments	(244)	(2,112)
Stock-based compensation	2,838	4,856
Non-cash interest expense	884	2,166
Fair value adjustment to derivative liability	(1,335)	(3,660)
Changes in operating assets and liabilities
Accounts receivable	—	(4,489)
Inventory	(1,230)	(7,609)
Prepaid expenses and other assets	(887)	221
Accounts payable, accrued expenses and other liabilities	1,767	5,556
Net cash flows used in operating activities	(34,577)	(59,244)
Cash flows from investing activities
Purchases of property and equipment	(21)	(40)
Maturities of short-term investments	21,700	70,600
Purchases of short-term investments	(67,538)	(50,595)
Net cash flows (used in) provided by investing activities	(45,859)	19,965
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	46,645	—
Proceeds from at-the-market offering, net	1,120	14,038
Proceeds from the exercise of stock options	44	354
Proceeds from employee stock purchase plan	173	458
Proceeds from term loan	47,301	—
Principal payments on term loan	(17,500)	—
Payment of term loan final fee	(500)	—
Settlement of restricted stock units for tax withholding obligations	(54)	—
Net cash flows provided by financing activities	77,229	14,850
Net decrease in cash	(3,207)	(24,429)
Cash, cash equivalents and restricted cash, beginning of year	74,450	71,243
Cash, cash equivalents and restricted cash, end of year	$71,243	$46,814
Supplemental cash flow information
Interest paid	$2,555	$5,940
Taxes paid	190	248
Supplemental disclosure of non-cash activities
Operating right-of-use asset received in exchange for lease obligations	—	1,437
Transfer of issuance costs from other noncurrent assets to equity	6	79

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2023

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

Liquidity

At December 31, 2023, the Company had cash, cash equivalents and short-term investments of $76.0 million and working capital of $79.8 million. During the year ended December 31, 2023, the Company incurred a net loss totaling $54.8 million and used cash in operating activities totaling $59.2 million. The Company expects to continue to incur losses and use cash in operating activities in 2024.

In October 13, 2022 (the "closing date"), the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto (the "Lenders") and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (Note 10). In November 2022, the Company completed an underwritten public offering with net proceeds of $46.6 million (Note 11). In addition, the Company currently has an at-the-market offering program with Cowen and Company, LLC that has $34.5 million in capacity remaining at December 31, 2023 (Note 11).

The Company believes that, based on its current development plans and activities, its resources will be sufficient to satisfy its liquidity requirements for more than one year from the issuance date of these consolidated financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include the determination of fair value of financial instruments, accounting policies for revenue recognition, accruals related to development costs and clinical activities, and the establishment of the tax valuation allowance. Actual results could differ from those estimates.

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

As of December 31, 2022 , the Company classified $182,000 as restricted cash related to a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate office facilities (Note 13). As of December 31, 2023, this amount was reclassified to deposits as the funds were transferred upon the cancelation of its letter of credit. Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31, 2022	December 31, 2023
Cash and cash equivalents	$71,061	$46,814
Restricted cash	182	-
Cash, cash equivalents and restricted cash	$71,243	$46,814

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, expected credit losses have not been material.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s short-term investments consist of commercial paper, United States Treasury securities, corporate bonds and United States Government Agency securities. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2023, 3 customers represent 99% of accounts receivable. For the year ended December 31, 2023, 2 customers represent 93% of revenue.

The Company depends on suppliers for raw materials, API, and other components that are subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers may take a substantial period of time, as suppliers must be approved by the FDA. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture its products, it could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customer (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. The Company has identified one performance obligation, the delivery of FUROSCIX to its customers. The Company has not incurred any incremental costs associated with obtaining contracts with customers. The Company’s revenues consist solely of the sale of FUROSCIX to customers in the United States.

Product Net Sales

FUROSCIX was approved by the FDA on October 7, 2022. The Company launched sales of FUROSCIX in the first quarter of 2023 and its customers consist of specialty pharmacies (“SPs”) and specialty distributors ("SDs"). The Company recognizes revenue from product sales at a point in time, typically upon receipt of product at the SPs and SDs, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) sales discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either as a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results vary from its estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued at the time of product sale to SPs based on estimated patient participation and average co-pay benefit to be paid per a claim. The Company’s estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

Product Returns: Consistent with industry practice, the Company offers SPs and SDs limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and has the ability to control the amount of product that is sold to the SPs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs. Currently, sales to SDs are limited and there is no access to on-hand channel inventory or sell through data. As these arrangements mature, the Company will utilize any data that they can provide as part of this analysis. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded to reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2022 and 2023, the Company had no such accruals.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes ("ASU 2023-09"), requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and does not expect adoption to have a material effect on the Company’s consolidated financial statements or disclosures.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration of dilutive common stock equivalents. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive. Basic and diluted weighted average shares of common stock outstanding include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

Dilutive common stock equivalents are comprised of unexercised stock options outstanding under the Company’s equity plan, unexercised warrants and unvested restricted stock.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	For the year ended
	December 31, 2022	December 31, 2023
Net loss	$(36,838)	$(54,810)
Weighted—average common shares outstanding, basic and diluted	28,358,502	38,513,747
Net loss per share, basic and diluted	$(1.30)	$(1.42)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	For the year ended
	December 31, 2022	December 31, 2023
Stock options to purchase common stock	4,008,177	4,681,326
Warrants to purchase common stock	516,345	516,345
Unvested restricted stock	—	368,411
	4,524,522	5,566,082

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2022 and 2023 consisted of the following (in thousands):

	At December 31, 2022
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
Commercial paper	$16,741	$-	$-	$16,741
United States Treasury securities	15,768	7	-	15,775
United States Government Agency securities	14,584	25	-	14,609
Total	$47,093	$32	$-	$47,125

	At December 31, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$13,967	$2	$-	$13,969
Commercial paper	9,427	-	(2)	9,425
Corporate bonds	3,815	-	-	3,815
United States Government Agency securities	1,991	-	(1)	1,990
Total	$29,200	$2	$(3)	$29,199

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of December 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$29,200	$29,199
Total	$29,200	$29,199

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2022	2023
Raw materials	$1,201	$4,256
Work-in-process	29	4,188
Finished goods	—	396
	$1,230	$8,840

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

6. Property and Equipment

Purchased property and equipment consist of the following as of December 31, 2022 and 2023 (in thousands):

	ESTIMATED USEFUL LIFE	2022	2023
Office equipment	5 years	$6	$31
Office furniture	7 years	126	64
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	95	9
		242	119
Less: Accumulated depreciation		(188)	(61)
Property and equipment, net		$54	$58

Depreciation expense for the years ended December 31, 2022 and 2023 was $37,000 and $24,000, respectively, and is included in operating expenses.

7. Accrued Expenses

Accrued expenses at December 31, 2022 and 2023 consist of (in thousands):

	2022	2023
Employee compensation and related costs	$2,754	$4,375
Sales allowances and related costs	-	1,418
Contract research and development	1,827	1,202
Consulting and professional service fees	603	945
Manufacturing costs	-	434
Royalty	-	249
Inventory in transit	-	150
Other	105	128
Total accrued expenses	$5,289	$8,901

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

Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2022 and 2023. Components of the net deferred tax assets at December 31, 2022 and 2023 are as follows (in thousands):

	2022	2023
Deferred tax assets:
Federal net operating loss carryforwards	$17,252	$30,405
State net operating loss carryforwards	4,585	8,216
Research and development tax credits	4,214	4,729
Accrued liabilities	677	1,088
Stock-based compensation	1,329	1,814
Depreciation and amortization	324	3
Capitalized research and development costs	30,976	27,720
Lease liabilities	146	370
Total deferred tax assets	59,503	74,345
Deferred tax liabilities:
Right-of-use lease assets	(144)	(355)
Other	(273)	(833)
Total deferred tax liabilities	$(417)	$(1,188)
Valuation allowance	$(59,086)	$(73,157)
Net deferred tax assets	$—	$—

At December 31, 2023, the Company had available federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $127.3 million, which may be carried forward indefinitely. At December 31, 2023, the Company had available state net operating loss carryforwards of $147.1 million, which expire at various dates through 2043, and $1.8 million, which may be carried forward indefinitely. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2022 and 2023 since it is more likely than not that these future tax benefits will not be realized. During 2023, the valuation allowance increased by $14.1 million.

A reconciliation of the beginning and ending amount of the valuation allowance is as follows (in thousands):

	2022	2023
Beginning valuation allowance	$51,399	$59,086
Current year - increases	7,687	14,071
Ending valuation allowance	$59,086	$73,157

At December 31, 2023, the Company had federal and state research and development credit carryforwards of $3.9 million and $1.0 million, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2043. Under the provisions of the Internal Revenue Code ("IRC"), the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. The Company had performed an IRC 382 study during 2017 which resulted in identifying an ownership change had occurred on the initial public offering date of 11/21/2017. For these reasons, in the event the Company experiences a change of control, they may not be able to utilize a material portion of the net operating losses or research and development credit carryforwards even if they attain profitability.

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental ("R&D") expenditures under section 174 for tax years beginning after December 31, 2021. These rules became effective for the Company during the year ended December 31, 2022. As a result, for tax purposes, the Company has capitalized R&D costs of $13.6 million and $11.6 million for the years ended December 31, 2022 and 2023, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements at December 31, 2022 and 2023 are as follows:

	2022	2023
Federal income tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	4.28%	8.65%
Research and development credits	1.39%	0.96%
Book compensation related to stock options	(0.80)%	(1.00)%
Change in income tax rate	(4.93)%	(3.16)%
Other	(0.09)%	(0.01)%
Increase in valuation allowance	(20.87)%	(25.68)%
Permanent differences	—	(0.76)%
Effective tax rate	(0.02)%	—%

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2019 through 2023 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts. Carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	2022	2023
Beginning uncertain tax benefits	$977	$1,106
Prior year - increases	—	28
Current year - increases	129	102
Ending uncertain tax benefits	$1,106	$1,236

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2022
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$65,875	$65,875	$—	$—
Total cash equivalents	65,875	65,875	—	—

Commercial paper	16,741	—	16,741	—
United States Treasury securities	15,775	15,775	—	—
United States Government Agency securities	14,609	—	14,609	—
Investments	47,125	15,775	31,350	—

Total	$113,000	$81,650	$31,350	$—
Liabilities:
Derivative liability	$7,517	$—	$—	$7,517

Total	$7,517	$—	$—	$7,517

	As of December 31, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,202	$44,202	$—	$—
Total cash equivalents	44,202	44,202	—	—

United States Treasury securities	13,969	13,969	—	—
Commercial paper	9,425	—	9,425	—
Corporate bonds	3,815	—	3,815	—
United States Government Agency securities	1,990	—	1,990	—
Investments	29,199	13,969	15,230	—

Total	$73,401	$58,171	$15,230	$—
Liabilities:
Derivative liability	$3,857	$—	$—	$3,857

Total	$3,857	$—	$—	$3,857

Changes in the fair value of the Company’s Level 3 derivative liability for the year ended December 31, 2023 are as follows:

At December 31, 2022	$7,517
Change in fair value of derivative liability	(3,660)
At December 31, 2023	$3,857

The Oaktree Agreement contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the term loan is recorded and accounted for separately in the consolidated financial statements as one compound derivative liability, see Note 10 for additional details. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including (i) the estimated probability and timing of a change in control and (ii) the probability-weighted net sales of FUROSCIX.

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company's derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

	December 31, 2022	December 31, 2023
Net sales discount rate	22.3%	20.7%
Net sales volatility	80.0%	70.0%
Risk-free rate	4.0%	3.9%
Recovery rate	80.0%	80.0%

10. Debt

The following table presents the carrying value of the Company's debt balance as of December 31, 2022 and 2023 (in thousands):

	DECEMBER 31, 2022	DECEMBER 31, 2023
Face value of term loans	$50,000	$50,000
Unamortized debt discount	(13,206)	(11,189)
Total debt, net	$36,794	$38,811
Less: short-term debt	—	—
Long-term debt	$36,794	$38,811

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

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the consolidated balance sheets as of December 31, 2022 and 2023. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The Company re-evaluates this assessment each reporting period and any changes in estimated fair value is recorded as other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million. At December 31, 2022 and 2023, the fair value of the embedded derivative liability was $7.5 million and $3.9 million, respectively.

In connection with the issuance of the term loan, the Company recorded a debt discount of $13.6 million, inclusive of debt issuance costs, the derivative liability and the relative fair value of the warrants. The discount will be amortized over the life of the term loan using the effective interest method. For the years ended December 31, 2022 and 2023, the Company recorded $383,000 and $2.0 million, respectively, related to the amortization of the debt discount associated with the Oaktree Agreement.

Prepayments of the term loan, in whole or in part, will be subject to a prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement. The Company recorded an additional debt discount of $1.0 million related to the exit fee. For the years ended December 31, 2022 and 2023, the Company recorded $28,000 and $149,000, respectively, related to the amortization of the exit fee associated with the Oaktree Agreement.

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

In connection with the Oaktree Agreement, the Company paid off all unpaid borrowings under the 2019 Loan Agreement on October 13, 2022, including the $500,000 final fee and a prepayment premium of $46,000. For the year ended December 31, 2022, the Company recorded $341,000 related to the amortization of the debt discount associated with the 2019 Loan Agreement. For the year ended December 31, 2022, the Company recorded $132,000 related to the amortization of the final payment fee associated with the 2019 Loan Agreement.

As of December 31, 2023, future principal payments due under the Oaktree Agreement are as follows (in thousands):

Year ended:
December 31, 2024	$-
December 31, 2025	2,500
December 31, 2026	10,000
December 31, 2027	37,500
Total minimum principal payments	50,000

11. Stockholders’ Equity

Common Stock

At December 31, 2022 and 2023, the Company had 150,000,000 shares of common stock authorized with a par value of $0.0001. There were 34,257,916 and 35,968,510 shares issued and outstanding at December 31, 2022 and 2023, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Reserved Shares

The Company has reserved 4,681,326 and 368,411 shares of common stock for the exercise of outstanding options to purchase common stock and for the vesting of RSUs respectively.

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

During the year ended December 31, 2023, the Company sold 1,544,490 2021 ATM Shares under the 2021 ATM Agreement at a weighted average gross selling price of $9.32 per share for net proceeds of $14.0 million. The Company charged $79,000 in costs related to establishing and activating the program against additional paid in capital upon issuance of shares in 2023.

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

Preferred Stock

At December 31, 2022 and 2023, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.0001 and no shares of preferred stock were issued or outstanding.

12. Stock-Based Compensation

Stock Options

In October 2017, the board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) which became effective in November 2017, upon the closing of the Company’s IPO. The 2017 Stock Plan will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) terminated in November 2017 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2014 Stock Plan. At December 31, 2023, there were 571,095 options outstanding under the 2014 Stock Plan.

At December 31, 2023, there were 7,402,457 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 366,823 options that have been forfeited from the 2014 Stock Plan.

At December 31, 2023, there were 3,067,473 options available for issuance under the 2017 Stock Plan and 3,926,481 options outstanding and 368,411 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At December 31, 2023, there were 316,250 options available for issuance under the Inducement Plan, and 183,750 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and the Inducement Plan is determined by the compensation committee of the board of directors but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2022	2023
Risk-free interest rate	1.67%—4.18%	3.40%—4.67%
Expected dividend yield	0%	0%
Expected life	5.5—6.7 years	5.5—7.0 years
Expected volatility	70%—84%	77%—85%
Weighted-average grant date fair value	$3.18	$5.26

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

The following table summarizes information about stock option activity during 2022 and 2023 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2021	2,662,752	$6.26
Granted	1,455,594	4.86
Exercised	(11,756)	3.71
Forfeited	(98,413)	6.73
Outstanding, December 31, 2022	4,008,177	5.76
Granted	1,004,632	7.38
Exercised	(100,322)	4.94
Forfeited	(231,161)	6.44
Outstanding, December 31, 2023	4,681,326	$6.09	7.02	$4,216
Vested and exercisable, December 31, 2023	2,784,463	$5.87	5.93	$3,110
Vested and expected to vest, December 31, 2023	4,295,457	$6.09	6.87	$3,960

The following table summarizes information about RSU activity during 2022 and 2023:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2021	42,250	$3.25
Granted	—	—
Vested	(42,250)	3.25
Forfeited	—	—
RSUs outstanding, December 31, 2022	—	—
Granted	387,950	6.04
Vested	—	—
Forfeited	(19,539)	6.03
RSUs outstanding, December 31, 2023	368,411	$6.03

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

During 2022 and 2023, the Company received $44,000 and $354,000, respectively, upon exercise of stock options. The intrinsic value of the options exercised in 2022 and 2023 was $17,000 and $244,000, respectively. 24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. Cash received on January 2, 2024 related to this exercise totaled $141,000. This share issuance will be recognized on the Company's Condensed Consolidated Statements of Stockholders' Equity for the quarter ending March 31, 2024.

Unrecognized compensation expense related to unvested options as of December 31, 2023 was $5.1 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.3 years. Unrecognized compensation expense related to unvested RSUs as of December 31, 2023 was $1.2 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.1 years.

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

During 2022 and 2023, 45,938 and 90,125 shares of common stock were issued under the ESPP, respectively. As of December 31, 2023, there were 1,257,566 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for employees, directors and non-employees during the years ended December 31, 2022 and 2023 as follows (in thousands):

	2022	2023
Research and development	$1,050	$1,446
Selling, general and administrative	1,788	3,410
Total	$2,838	$4,856

13. Commitments and Contingencies

Operating Leases

The Company entered into noncancelable operating leases for office facilities located in Lexington, Massachusetts and Burlington, Massachusetts through December 31, 2022 and November 30, 2023, respectively. These leases were terminated as of December 31, 2023.

In September 2023, the Company entered into a sublease agreement, pursuant to which the Company agreed to sublease office space for its new headquarters in Burlington, Massachusetts, under a non-cancelable operating lease, which expires on August 31, 2029.

Rent expense under the operating leases totaled $0.5 million and $0.6 million for the years ended December 31, 2022 and 2023, respectively.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance charges in the annual rental payments.

Pursuant to the terms of its lease agreement for the Company’s former headquarters in Burlington, Massachusetts, the Company obtained a letter of credit in the amount of approximately $182,000 as security on the lease obligation. During the year ended December 31, 2023, the Company replaced the letter of credit with a $182,000 cash deposit which is included in deposits and other current assets on the balance sheet.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023 (in thousands):

Year ended:
December 31, 2024	$339
December 31, 2025	341
December 31, 2026	349
December 31, 2027	358
December 31, 2028	367
Thereafter	249
Total minimum lease payments	2,003
Less imputed interest	(545)
Total	$1,458

	2022	2023
Lease cost:
Operating lease cost	$505	$692
Short-term lease cost	37	22
Sublease income	(47)	-
Total lease cost	$495	$714
Other information
Cash paid for amounts included in the measurement of liabilities	$551	$625
Operating cash flows from operating leases	$(57)	$50
Weighted-average remaining lease term - operating leases	0.9 years	5.6 years
Weighted-average discount rate - operating leases	10.1%	11.7%

In July 2021, the Company signed a lease agreement for a new office facility located in Salem, New Hampshire. The lease commenced on September 1, 2021 and had an initial term of 12 months with an optional extension term through August 2023 which was exercised. In June 2023, the Company extended the lease through August 2024. The lease is considered short-term and is being recognized on a straight-line basis.

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

14. 401(k) Savings Plan

In July 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The plan includes an employer match equal to 100% on the first 3% of deferred compensation and an additional 50% on the next 2% of deferred compensation. During the years ended December 31, 2022 and 2023, the Company has recognized compensation expense of $340,000 and $712,000, respectively, for the employer match contribution.

15. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the issuance date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for this Annual Report on Form 10-K, management identified a material weakness related to the controls, processes and procedures over the fair value accounting associated with the embedded derivative liability in connection with the Oaktree Agreement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the Oaktree Agreement. Specifically, the calculation performed by our third-party valuation specialist during the fourth quarter of fiscal 2023 as it relates to fair value accounting for the liability included errors resulting in an overstatement in the fair value of the liability. We made adjustments necessary to properly reflect the fair value of the derivative liability in the financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2023. There were no changes to previously released financial results as a result of this material weakness.

Notwithstanding the material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through revising precision level of management review controls and gaining additional assurance regarding our outside service providers’ quality control procedures. It is possible that we may determine that additional remediation steps will be necessary in the future.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria and the material weakness identified above.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors as of the date of March 12, 2024:

Name	Age	Position at scPharmaceuticals
John H. Tucker	61	President, Chief Executive Officer and Director
Jack A. Khattar	62	Chairman of the Board and Director
William T. Abraham, M.D.	64	Director
Mette Kirstine Agger	59	Director
Minnie Baylor-Henry	76	Director
Sara Bonstein	43	Director
Frederick Hudson	78	Director
Leonard D. Schaeffer	78	Director
Klaus Veitinger, M.D., Ph. D.	62	Director

John H. Tucker has served as our President, Chief Executive Officer and Director since January 2017. From 2016 to 2017, Mr. Tucker served as Chief Executive Officer of Algal Scientific, a biotechnology company and from 2014 to 2016, Mr. Tucker served as Chief Executive Officer of Alcresta Therapeutics, a developer of enzyme-based products for patients with acute and chronic diseases. From 2013 to 2014, Mr. Tucker served as Chief Executive Officer of the North American business of Nelson Bach U.S. Prior to that, he served as Senior Vice President and Chief Commercial Officer of Incline Therapeutics from 2012 through its acquisition by The Medicines Company in 2013. Prior to Incline, Mr. Tucker served as Senior Vice President, Commercial Operations at AMAG Pharmaceuticals. From 2002 to 2011, Mr. Tucker served in senior executive operations and commercial roles at Basilea Pharmaceuticals and Indevus Pharmaceuticals. Mr. Tucker also held several sales and development roles at ALZA, a global pharmaceutical company, and at Johnson & Johnson. Mr. Tucker served on the board of directors of Eleusis Ltd., a privately-held clinical stage life science company, from July 2021 until it was acquired in October of 2022. Mr. Tucker holds a B.A. from Plymouth State College and an M.B.A. from New Hampshire College. We believe Mr. Tucker is qualified to serve on our board of directors because of his extensive and broad range of experience in business and healthcare product development, including previous experience growing companies in the pharmaceutical industry.

Jack A. Khattar has served as a member of our board of directors since June 2016 and as Chair of our board of directors since November 2017. Mr. Khattar is the founder of Supernus Pharmaceuticals, a pharmaceutical company, where he has served as President, Chief Executive Officer and Secretary and a Director since 2005. From 1999 to 2005, Mr. Khattar served in various positions as a board member, President and Chief Executive Officer of Shire Laboratories Inc., the drug delivery subsidiary of Shire plc. From 1999 to 2004, he also served as a member of Shire plc’s executive committee. Prior to that, Mr. Khattar served as an executive officer and the Chairman of the management committee at CIMA Labs Inc. (CIMA), a drug delivery company where he was also responsible for business development, corporate alliances and strategic planning. Prior to joining CIMA in 1995, Mr. Khattar held several marketing and business development positions at Merck & Co., Novartis, Playtex and Kodak in various locations, including the United States, Europe and the Middle East. Mr. Khattar currently serves on the boards of directors of Navitor Pharmaceuticals, LLC, a privately-held pharmaceutical company, is the Chairman of the board of directors of Cognition Therapeutics Inc. , a publicly-traded pharmaceutical company, and serves on the advisory board of New Rhein Healthcare, a private equity firm. Mr. Khattar earned his degrees in Marketing with a BBA from American University of Beirut and an MBA from the Wharton School of the University of Pennsylvania. We believe that Mr. Khattar’s leadership, executive, managerial, business and pharmaceutical company experience, along with his more than 30 years of industry experience in the development and commercialization of pharmaceutical products and drug delivery technologies, qualify him to be a director.

William T. Abraham, MD, FACP, FACC, FAHA, FESC, FRCPE has served as a member of our board of directors since February 2021. Dr. Abraham is a College of Medicine Distinguished Professor at The Ohio State University, where he has worked since October 2002, and a noted Heart Failure Specialist. He is a consultant to industry in drug and device development for cardiovascular disorders and has served as Chief Medical Officer of V-Wave

Ltd. since 2019. Dr. Abraham has been in various leadership positions at the Ohio State University Wexner Medical Center since October 2002. Dr. Abraham previously held faculty appointments at the University of Colorado, the University of Cincinnati and the University of Kentucky. Dr. Abraham’s research interests include the role of the kidney in heart failure, neurohormonal mechanisms in heart failure, sleep-disordered breathing in heart failure and clinical drug and device trials in heart failure and cardiac transplantation. He has received grants from the National Institutes of Health, the American College of Cardiology and the Aetna Quality Care Foundation and has served as principal investigator in more than 100 clinical drug and device trials. In addition to authoring more than 1,500 original papers, abstracts, book chapters and review articles, Dr. Abraham has co-edited a leading textbook on heart failure entitled Heart Failure: A Practical Approach to Treatment. He serves on the editorial boards of several major journals and as a scientific reviewer for such publications as Circulation, the European Heart Journal, and the Journal of the American College of Cardiology. Dr. Abraham has been recognized as one of the ‘Best Doctors in America’ for 20 consecutive years. He was named as one of The World’s Most Influential Scientific Minds and named to the Highly Cited Researchers list by Clarivate Analytics (formerly Thomson Reuters). In 2022, Dr. Abraham received the Pioneer Award from the Heart Failure Society of America, given to an innovator in the field of heart failure. In 2017, he received the Distinguished Scientist Award from the American College of Cardiology. Dr. Abraham is a member of the board of directors of Cardionomic, Inc. Dr. Abraham received his M.D. from Harvard Medical School before completing a residency in internal medicine and fellowships in cardiology and heart failure/cardiac transplantation at the University of Colorado Health Sciences Center. He is board-certified in internal medicine and advanced heart failure and transplant cardiology. We believe Dr. Abraham is qualified to serve on our board of directors because of his extensive medical, academic and industry experience and achievement in cardiology and heart failure.

Mette Kirstine Agger has served as a member of our board of directors since March 2014. From 2009 to 2022, Ms. Agger served as a managing partner of Lundbeckfonden Ventures, a life science venture fund that she founded. Prior to that, Ms. Agger co-founded 7TM Pharma A/S, a biotech company engaged in therapeutic drug discovery and development, in 2000, and served as its CEO from founding to 2009. Prior to founding 7TM Pharma, Ms. Agger was part of the management team of NeuroSearch A/S, a drug research and development company. She started her carrier as patent attorney in private practice. Ms. Agger has served and currently serves on numerous boards of both in private and public companies, including on the board of Lexeo Therapeutics, a gene therapy company targeting orphan diseases since 2020. Ms. Agger previously served as board member of the public companies Veloxis A/S from 2010 to January 2020, Imara Therapeutics, Inc. from 2015 to June 2021, and Trevi Therapeutics, Inc. from July 2017 to June 2019. Ms. Agger graduated with an M.Sc. in Biology from the University of Copenhagen and has an M.B.A. from Henley Business School University of Reading. We believe Ms. Agger is qualified to serve on our board of directors because of her industry experience, intellectual property knowledge and her experience of serving on the board of directors for several biopharmaceutical and medtech companies.

Minnie Baylor-Henry has served as a member of our board of directors since July 2018. Ms. Baylor-Henry has served as the President of B-Henry & Associates, a consulting firm focused on providing regulatory and compliance strategy services to life sciences companies, since April 2015. Prior to assuming her current role, she was the Worldwide Vice-President for Regulatory Affairs for Johnson & Johnson’s Medical Devices & Diagnostics January 2011 until March 2015, where she was directly responsible for coordinating the regulatory strategy for the approval of a wide portfolio of products globally, ranging from contact lens to sterilization products. Prior to that, Ms. Baylor-Henry was a National Director for Regulatory & Capital Markets Consulting at Deloitte & Touche and before that was an executive with Johnson & Johnson’s pharmaceutical and consumer sectors from 1999 to 2008. She also worked for the U.S. Food & Drug Administration from 1991 to 1999. Ms. Baylor-Henry is recognized as a leader in the area of food and drug laws, and regulations and is a frequent speaker on food and drug law topics. She has received numerous awards and recognitions in this area. Ms. Baylor-Henry previously served on the board of directors of PolarityTE, Inc. from December 2018 to September 2021 and Paratek Pharmaceuticals from June 2021 to September 2023, and currently serves on the boards of directors of Apyx Medical, since August 2019, and Latheus Holdings, Inc., since February 2022. Ms. Baylor-Henry received her Pharmacy degree from Howard University’s College of Pharmacy and her law degree from Catholic University’s Columbus School of Law. We believe Ms. Baylor-Henry is qualified to serve on our board of directors because of her industry experience including relevant regulatory affairs experience in medical devices, pharmaceutical products, including combination products in the private and public sectors.

Sara Bonstein has served as a member of our board of directors since July 2020. Ms. Bonstein has served as Chief Financial Officer of Insmed Incorporated, a public biopharmaceutical company, since January 2020 and is responsible for Insmed’s key financial functions, including accounting, financial planning and analysis, procurement, and investor relations. Ms. Bonstein has more than two decades of operational and financial leadership in the life sciences industry. Prior to joining Insmed, Ms. Bonstein served as the Chief Financial Officer and Chief Operating Officer at OncoSec Medical from July 2018 to January 2020 and as the Chief Financial Officer at Advaxis, Inc. from January 2017 to May 2018. She also previously held positions of increasing responsibility at Eli Lilly & Company and Johnson & Johnson. Ms. Bonstein has served on the board of directors of Xilio Therapeutics, Inc. since August 2021. Ms. Bonstein is a Six Sigma Black Belt and in 2016 was named CFO of the Year – Healthcare Organization and Forty under 40 by NJBiz. She holds a BS in Finance from The College of New Jersey and an M.B.A. from Rider University. Ms. Bonstein has served on the board of directors of Xilio Therapeutics, Inc. since August 2021. We believe that Ms. Bonstein is qualified to serve on our board of directors because of her expertise and experience in finance and industry.

Frederick M. Hudson has served as a member of our board of directors since June 2018. Mr. Hudson retired as a partner in charge of the health care audit practice for the Washington-Baltimore business unit of the accounting firm of KPMG, LLP on January 1, 2006, after a 37-year career with the firm. Since November 2010, he has been a director and audit committee chair of the board of directors of Supernus Pharmaceuticals, Inc. Mr. Hudson previously served on the boards of directors of several private companies and non-profit organizations, including GBMC Healthcare, Inc. and its affiliate, Greater Baltimore Medical Center, Inc., the Board of Financial Administration of the Catholic Archdiocese of Baltimore, Educate, Inc., the Board of Trustees of the Maryland Historical Society, Woodhaven Holding Corporation and Paradigm Management Services, LLC. Mr. Hudson received a B.S. in Accounting from Loyola University Maryland and is a Certified Public Accountant (retired). We believe that Mr. Hudson’s extensive accounting and health care audit experience, and experience on other boards of directors and board committees qualify him to serve as a member of our board of directors.

Leonard D. Schaeffer has served as a member of our board of directors since 2014. He has served as a partner of North Bristol Partners, a privately held consulting company, since 2006. From 2007 to 2011, Mr. Schaeffer served as the chairman of the Board of Surgical Care Affiliates, LLC, then a privately held company operating a national network of ambulatory surgical centers and surgical hospitals. He has served as a senior advisor to Whistler Capital Partners since March 2022. Mr. Schaeffer formerly served as chairman of the board of WellPoint Inc. from 2004 to 2005 (now Elevance Health), then the largest health insurance company in the United States, chairman and chief executive officer of WellPoint Health Networks Inc. from 1992 to 2005, and chairman and chief executive officer of Blue Cross of California from 1989 to 2004, having joined its board in 1986. He also served as a director of Allergan, Inc., a publicly traded specialty pharmaceutical company, from 1993 to 2011, and as a director of Amgen, Inc., a publicly traded biotechnology company, from 2004 to 2013. Mr. Schaeffer also served on the board of Walgreens Boots Alliance, a publicly traded pharmaceutical manufacturing, wholesale and distribution holding company from June 2015 to October 2019. While serving in the federal government from 1978 to 1980, Mr. Schaeffer was Administrator of the Health Care Financing Administration (now CMS) and was responsible for the United States Medicare and Medicaid programs. Mr. Schaeffer was named the Judge Robert Maclay Widney Chair and Professor at the University of Southern California (USC) in 2007 and, since 2000, has served on the board of the Brookings Institution where he is Vice Chair. He joined the Board of Trustees at USC in 2013, and the Board of Fellows of Harvard Medical School in 2003. He joined the USC Health System Board in 2013 and was named chairman in 2020. Mr. Schaeffer was elected a member of the National Academy of Medicine of the National Academy of Sciences in 1997. He established the Leonard D. Schaeffer Center for Health Policy and Economics at USC in 2009 and has chaired its advisory board ever since. In 2024, he established the Schaeffer Institute for Public Policy & Government Service at USC. Mr. Schaeffer earned his A.B. in Economics from Princeton University. We believe that Mr. Schaeffer is qualified to serve on our board of directors because of his industry experience and his decades-long track record of serving in leadership positions on various boards.

Klaus Veitinger, MD, PhD has served as a member of our board of directors since November 2017. Dr. Veitinger joined OrbiMed in 2007 as a Venture Partner and is focused on venture investments in the therapeutic space. Since joining OrbiMed, he has served or currently serves on the boards of numerous public and private OrbiMed portfolio companies. Previously, Dr. Veitinger was the Chief Executive Officer of Schwarz Pharma Inc. with responsibility for the U.S. and Asia businesses culminating in the ultimate sale of the Schwarz Group. For seven years he was a Director of PhRMA. Dr. Veitinger previously served on the board of directors of Tricida Therapeutics, Inc. from October 2013 to June 2023. He received his medical degree and his doctorate (Ph.D.) from the University of Heidelberg and earned his M.B.A. at INSEAD in France. We believe that Dr. Veitinger is qualified to serve on our board of directors due to his management and investment experience in the life sciences sector and medical and scientific background.

Executive Officers

The following table presents information concerning our executive officers as of March 12, 2024:

Name	Age	Position
John H. Tucker	61	President, Chief Executive Officer and Director
Rachael Nokes	49	Chief Financial Officer

See above for Mr. Tucker’s biography.

Rachael Nokes joined us in September 2014 and has served as our Chief Financial Officer since December 2022. Ms. Nokes served as our Senior Vice President of Finance from May 2018 to December 2022 and as our Vice President of Finance from September 2014 to May 2018. Prior to joining the Company, from 2009 to 2014, Ms. Nokes served as Director of Accounting at BG Medicine, then a publicly held medical device company. Prior to that, from 2001 to 2009, she served in various accounting and finance positions at BG Medicine. From 1998 to 2001, Ms. Nokes held accounting and finance positions at Corning Lasertron and Oak Industries (acquired by Corning). Prior to Oak Industries, Ms. Nokes was an auditor at PriceWaterhouse LLP (now PriceWaterhouseCoopers LLP). Ms. Nokes holds a B.S. in Accounting from Boston College and an M.S. in Finance from Bentley University.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Code of Business Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our board of directors adopted a Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including the preparation and maintenance of our financial and accounting information, our compliance with laws, and possible conflicts of interest.

Under our Code of Business Conduct and Ethics, each of our directors and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigations of complaints relating to accounting or audit matters. These procedures have been adopted by the board of directors and are administered by our audit committee.

A current copy of our Code of Business Conduct and Ethics is posted on the Corporate Governance section of our website, which is located at www.scpharmaceuticals.com. If we make any amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver as required by law or the rules of Nasdaq on our website.

Stockholder Recommendations

Stockholders may submit recommendations for director candidates to the nominating and corporate governance committee by sending the individual's name and qualifications to our Corporate Secretary at scPharmaceuticals Inc., 25 Mall Rd., Suite 203, Burlington, MA 01803, who will forward all recommendations to the nominating and corporate governance committee. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the nominating and corporate governance committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Audit Committee

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Mr. Hudson, Ms. Bonstein and Ms. Baylor-Henry, and which is chaired by Mr. Hudson. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable SEC and Nasdaq rules, and each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Hudson as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years ended December 31, 2023 and December 31, 2022 by our named executive officers. Mr. Tucker and Ms. Nokes were the Company’s only executive officers with respect to the 2023 fiscal year.

Name and Principal Position	Year	Salary ($)	Share Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
John H. Tucker	2023	603,500	409,323	447,779	362,100	15,960	1,838,662
President and Chief Executive Officer	2022	580,250	-	683,162	319,200	12,752	1,595,364
Rachael Nokes	2023	400,000	71,838	78,554	160,000	13,804	724,196
Chief Financial Officer	2022	362,284	-	554,354	121,500	12,670	1,050,808

(1) Amounts reflect the grant date fair value of share awards granted in 2023 calculated in accordance with ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see the notes to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts reflect the accounting cost and do not correspond to the actual value that may be recognized by the named executive officers upon vesting of the share awards.

(2) Amounts reflect the grant date fair value of option awards granted in 2023 and 2022, calculated in accordance with ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see notes 2 and 12 to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts reflect the accounting cost and do not correspond to the actual value that may be recognized by the named executive officers upon exercise of the stock options.

(3) The 2023 amounts reported represent incentive bonuses earned for performance with respect to fiscal year 2023 and paid in February 2024. The incentive bonuses awarded with respect to fiscal year 2023 were paid pursuant to the 2023 Bonus Plan and amounts were determined based upon the achievement of Company performance objectives related to regulatory achievements, lifecycle management, fiscal management, and operational execution for the year ended December 31, 2023.

(4) The amounts reported in this column for 2023 include the following:

Executive Officer	Company Matching Contribution to 401(k) Plan Account ($)	Group Term Life Premiums ($)
John H. Tucker	13,188	2,772
Rachael Nokes	13,174	630

Compensation Overview

This compensation overview, which should be read together with the compensation tables set forth above, provides information regarding our executive compensation program for employees at the level of senior vice president or above for 2023. John H. Tucker, our president and chief executive officer, and Rachael Nokes, our chief financial officer, are referred to as our named executive officers for 2023.

Setting Executive Compensation

Our board of directors and compensation committee review executive compensation annually. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in peer companies and the market, historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-term and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company.

Our compensation committee reviews and discusses management’s annual compensation proposal with the chief executive officer for all of our employees at the level of senior vice president or above other than the chief executive officer. Based on those discussions, without members of management present, the compensation committee approves the compensation of our executive officers and certain other senior employees. We retain the services of Pearl Meyer, as external compensation consultants and consider Pearl Meyer’s input on certain matters we deem appropriate. Pearl Meyer served at the discretion of the compensation committee and did not provide any other services to the Company during fiscal year 2023 other than those for which they were engaged by the compensation committee. Our compensation committee requires that its compensation consultants be independent of Company management and performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. Our compensation committee has determined that Pearl Meyer is independent and that its work has not raised any conflict of interests.

We have not adopted any formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation.

Role of the Compensation Committee

The compensation committee, which is comprised entirely of independent directors, reviews the compensation packages for our named executive officers, including an analysis of all elements of compensation separately and in the aggregate.

In reviewing and approving these matters, our compensation committee considers such matters as it deems appropriate, including our commercial, financial and operating performance, the alignment of the interests of our executive officers and our stockholders and our ability to attract and retain qualified and committed individuals, as well as the executive's performance, experience, responsibilities and the compensation of executive officers in similar positions at comparable companies.

Specific achievements and performance metrics considered in 2023 included:

•
continued advancement of our lead programs including the successful commercial launch of FUROSCIX®;
•
maintaining budgetary alignment and ending the year within budget;
•
advancing key lifecycle initiatives;
•
continued oversight of our management team; and
•
maintaining budgetary oversight of employee retention and reduction in benefit plans.

Role of Management

Our chief executive officer assists the compensation committee in identifying the key performance and incentive measures that may be used in setting annual cash performance bonus opportunities and also provides input on key contributors and performers within the Company so as to ensure their compensation accurately reflects their responsibilities, performance, experience levels and expected future contributions. Although our chief executive officer does not participate in decisions involving his own compensation, his recommendations and input are often taken into consideration by the compensation committee when making compensation decisions.

Role of Compensation Consultant

Our compensation committee has engaged Pearl Meyer, an independent executive compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs.

Our compensation committee requires that its compensation consultants be independent of Company management. We do not believe the retention of, and the work performed by Pearl Meyer creates any conflicts of interest. During 2023, Pearl Meyer did not provide services to us other than the services to our compensation committee described in this proxy statement.

In 2023, Pearl Meyer assisted the compensation committee as follows:

•
preparing competitive compensation analyses and recommendations for the Company’s executive management team, including our named executive officers and senior vice presidents, and
•
providing consulting support for 2023 executive compensation actions.

Employment Arrangements with Our Named Executive Officers

We entered into employment agreements with each of our named executive officers, Mr. Tucker and Ms. Nokes, on November 17, 2017 and December 12, 2019, respectively. These employment agreements provide for “at will” employment.

John H. Tucker

Effective upon the closing of our initial public offering in November 2017, we entered into a second amended and restated employment agreement with Mr. Tucker, pursuant to which Mr. Tucker is entitled to receive an annual base salary and an annual target bonus equal to 50% of his annual base salary (currently 60%) based upon our board of directors’ assessment of Mr. Tucker’s performance and our attainment of targeted goals as set by the board of directors in its sole discretion. This employment agreement also contains provisions related to a confidentiality, inventions assignment, non-competition and non-solicitation, pursuant to which Mr. Tucker agrees to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or customers during his employment and for 12 months following termination of his employment.

Mr. Tucker’s second amended and restated employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) 12 months of base salary plus his average target incentive compensation received for the three preceding fiscal years, payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 18 months if such termination is in connection with a “change in control,” and (ii) reimbursement of COBRA premiums for health benefit coverage for him and his immediate family in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Tucker had he remained employed with us for up to (x) 12 months following termination if such termination is not in connection with a “change in control” or (y) 18 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Mr. Tucker is terminated by us without “cause” or he resigns for

“good reason,” all time-based stock options and other time-based stock-based awards held by Mr. Tucker will accelerate and vest immediately.

Rachael Nokes

Effective December 12, 2019, we entered into an employment agreement with Ms. Nokes, pursuant to which Ms. Nokes is entitled to receive an annual base salary and an annual target bonus equal to 30% of her annual based salary based upon our compensation committee’s assessment of Ms. Nokes’ performance and our attainment of targeted goals as set by the board of directors in its sole discretion. In connection with Ms. Nokes’ appointment as our Chief Financial Officer, Ms. Nokes’ base salary was increased to $400,000 and her annual performance-based target bonus was increased to 40% of her annual base salary. This employment agreement supersedes an offer that was effective as of June 18, 2014. Ms. Nokes also entered into a Nondisclosure, Noncompetition, and Assignment of Intellectual Property Agreement, on June 26, 2014 (the “NDA”). The NDA is unamended and unaffected by the employment agreement and remains enforceable and in full effect in accordance with its terms. This NDA contains provisions related to confidentiality, inventions assignment, non-competition and non-solicitation, pursuant to which Ms. Nokes agrees to refrain from disclosing our confidential information during or at any time following her employment with us and from competing with us or soliciting our employees or customers during her employment and for 12 months following termination of her employment.

Ms. Nokes’ employment agreement provides that, in the event that her employment is terminated by us without “cause” or by her for “good reason,” subject to the execution and effectiveness of a separation agreement and release, she is entitled to receive (i) an amount equal to 9 months of base salary (if such termination is not in connection with a “change in control”) or 12 months of base salary plus her average target incentive compensation received for the three preceding fiscal years (if such termination is in connection with a “change in control”), payable on our normal payroll cycle, and (ii) reimbursement of COBRA premiums for health benefit coverage for her and her immediate family in an amount equal to the monthly employer contribution that we would have made to provide health insurance to Ms. Nokes if she had remained employed with us for up to 12 months following termination. In addition, Ms. Nokes’ employment agreement provides that if within 12 months following a “change in control,” Ms. Nokes is terminated by us without “cause” or she resigns for “good reason,” all time-based stock options and other time-based stock-based awards held by Ms. Nokes will accelerate and vest immediately.

Elements of Compensation

Base salary

Our compensation committee reviews the base salaries of employees at the level of senior vice president and above, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer's performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions.

During 2023, the annual base salaries of Mr. Tucker and Ms. Nokes were $603,500 and $400,000, respectively. Effective January 1, 2024, Mr. Tucker and Ms. Nokes' annual base salaries were increased to $663,800 and $439,950, respectively.

Annual performance bonuses

We also believe that a significant portion of our executives' cash compensation should be based on the attainment of business goals established by our board of directors or the compensation committee. Each of our named executive officers participated in our 2023 Senior Executive Cash Incentive Bonus Plan (“2023 Bonus Plan”). The 2023 Bonus Plan provides for formula-based incentive payments based upon the achievement of certain corporate performance goals and objectives approved by our board of directors and compensation committee, respectively. We typically establish bonus targets for our named executive officers and conduct an annual performance review process to serve as the basis for determining eligibility for any such bonuses. Among the key parameters that typically are the basis for such bonus determinations are our achievement of overall corporate goals . With respect to performance in fiscal year 2023, the target bonus opportunity as a percentage of base salary for each of Mr. Tucker and Ms. Nokes was 60% and 40%, respectively.

All final bonus payments to our named executive officers, if any, are determined by our compensation committee, which retains full discretion to adjust individual bonus awards based on the achievement of corporate performance objectives, and may also adjust bonus awards based on other factors in their discretion.

For 2023, the corporate performance objectives generally fell into the categories of commercial achievements, regulatory achievements, lifecycle management, fiscal management, and operational execution. The compensation committee determined the Company met corporate goals at 99.75%. For 2023, based on achievement of goals at these levels, we awarded performance bonuses to Mr. Tucker and Ms. Nokes in the amounts of $362,100 and $160,000, respectively.

Equity-based compensation

Equity-based compensation is an integral part of our overall compensation program. Providing named executive officers with the opportunity to create significant wealth through stock ownership is a powerful tool to attract and retain highly-qualified executives, achieve strong long-term stock price performance, align our executives' interests with those of our stockholders and provide a means to build real ownership in the Company. In addition, the vesting feature of our equity grants contributes to executive retention. We have historically granted equity awards to our employees, including our named executive officers, in the form of options to purchase shares of our common stock, restricted stock units and performance-based grant options.

During the fiscal year ended December 31, 2023, we granted stock options and restricted share unit awards to each of our named executive officers, as shown in more detail in the “Outstanding Equity Awards at Fiscal Year-End 2023” table below. No performance-based option grants were made in 2023.

401(k) Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. All participants’ interests in their contributions are 100% vested when contributed. Pre- and post-tax contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participant’s directions. All of our employees are eligible to participate in the 401(k) plan beginning on the first day of the calendar month after commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $22,500 (an additional $6,500 in contributions is allowed for participants age 50 and over) in 2023, and have the amount of the reduction contributed to the 401(k) plan. We also match employee contributions to the 401(k) plan equal to 100% on the first 3% of compensation deferred as an elective deferral and an additional 50% on the next 2% of compensation deferred as an elective deferral.

Health and Welfare Benefits

All of our full-time employees, including our executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by us. We pay the premiums for term life insurance and disability for all of our employees, including our executive officers. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table provides information with respect to outstanding stock options and grants of unvested restricted share unit awards outstanding held by each of our named executive officers as of December 31, 2023. All stock options reported in the table below were granted pursuant to either our 2014 Plan or our 2017 Plan.

		Option Awards				Share Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Share or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($)
John H. Tucker						66,665	(18)	417,990
	3/7/2017 (1)	496,674	—	3.81	3/7/2027
	1/17/2018 (2)	100,000	—	12.23	1/17/2028
	2/25/2019 (3)	84,500	—	3.25	2/25/2029
	1/10/2020 (4)	124,843	2,657	5.81	1/10/2030
	1/25/2021 (5)	81,703	86,372	7.06	1/25/2031
	1/31/2022 (6)	119,312	129,688	4.31	1/31/2032
	1/19/2023 (7)	—	100,000	6.14	1/19/2033
Rachael Nokes						11,700	(19)	73,359
	9/17/2014 (8)	10,445	—	1.66	9/17/2024
	3/13/2015 (9)	10,445	—	8.12	3/13/2025
	4/17/2017 (10)	6,426	—	3.81	4/17/2027
	1/17/2018 (11)	17,000	—	12.23	1/17/2028
	7/17/2018 (12)	13,850	—	4.88	7/17/2028
	1/10/2020 (13)	43,572	928	5.81	1/10/2030
	1/25/2021(14)	35,875	13,325	7.06	1/25/2031
	1/31/2022(15)	26,210	28,490	4.31	1/31/2032
	12/15/2022(16)	21,437	64,313	6.48	12/15/2032
	1/19/2023 (17)	—	17,550	6.14	1/19/2033

(1)
On March 7, 2017, Mr. Tucker was awarded an option to purchase 496,674 shares of our common stock under our 2014 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option vested on January 30, 2018 (the first anniversary of Mr. Tucker’s commencement of employment) and the remaining shares vested in 36 equal monthly installments on the first day of each month thereafter, subject to Mr. Tucker’s continued service through each vesting date.

(2)
On January 17, 2018, Mr. Tucker was awarded an option to purchase 100,000 shares of our common stock under our 2017 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option on January 17, 2019 (the first anniversary of the grant date) and the remaining shares in 36 equal monthly installments on the first day of each month thereafter, subject to Mr. Tucker’s continued service.

(3)
On February 25, 2019, Mr. Tucker was awarded an option to purchase 84,500 shares of our common stock under our 2017 Plan. The shares underlying this option vested as follows: 50% upon the submission of a New Drug Application for FUROSCIX on June 30, 2020 and 50% upon the FDA approval of the New Drug Application for FUROSCIX on October 7, 2022.

(4)
On January 10, 2020, Mr. Tucker was awarded an option to purchase 255,000 shares of our common stock under our 2017 Plan. 127,500 shares underlying this option vest as follows: 63,750 vest upon receiving FDA approval of the New Drug Application within 10 months of submission and 63,750 vest upon the Company achieving $33 million in cumulative net sales within the first 24 months following the launch of FUROSCIX following approval within 10 months of submission. The remaining 127,500 vest as follows: 25% of the shares subject to the option vested on January 10, 2021 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Mr. Tucker’s continued service. The 63,750 shares underlying the option that were eligible to vest upon the receipt of FDA approval of the New Drug Application within 10 months of submission and the 63,750 shares underlying the option that were eligible to vest upon the Company achieving $33M in cumulative net sales within the first 24 months following the launch of FUROSCIX following approval within 10 months of submission were terminated and cancelled as of April 30, 2021 because approval of the New Drug Application did not occur within the 10 month period following submission.

(5)
On January 25, 2021, Mr. Tucker was awarded an option to purchase 224,100 shares of our common stock under our 2017 Plan. 112,050 shares underlying this option vest as follows: 56,025 vest upon receiving FDA approval of the New Drug Application within 18 months of grant date and 56,025 vest upon achieving a cumulative net sales goal for the first 12 months post launch. The remaining 112,050 vest as follows: 25% of the shares subject to the option vested on January 25, 2022 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Mr. Tucker’s continued service. The 56,025 shares underlying the option that were eligible to vest upon receiving FDA approval of the New Drug Application within 18 months of grant date were terminated and cancelled as of July 25, 2022 because the approval date of the New Drug Application did not occur within the 18 month period following the grant date.

(6)
On January 31, 2022, Mr. Tucker was awarded an option to purchase 249,000 shares of our common stock under our 2017 Plan. The shares underlying this option vest as follows: 25% of the shares subject to the option vested on January 31, 2023 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Mr. Tucker’s continued service.

(7)
On January 19, 2023, Mr. Tucker was awarded an option to purchase 100,000 shares of our common stock under our 2017 Plan. The shares underlying this option vest as follows: 25% of the shares subject to the option vested on January 1, 2024 and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Mr. Tucker’s continued service.

(8)
On September 17, 2014, Ms. Nokes was awarded an option to purchase 10,445 shares of our common stock under our 2014 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option vested on September 17, 2015 (the first anniversary of the grant date) and the remaining shares vested in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(9)
On March 13, 2015, Ms. Nokes was awarded an option to purchase 10,445 shares of our common stock under our 2014 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option vested on March 13, 2016 (the first anniversary of the grant date) and the remaining shares vested in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(10)
On April 17, 2017, Ms. Nokes was awarded an option to purchase 6,426 shares of our common stock under our 2014 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option vested on April 17, 2018 (the first anniversary of the grant date) and the remaining shares vested in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(11)
On January 17, 2018, Ms. Nokes was awarded an option to purchase 17,000 shares of our common stock under our 2017 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option vested on January 17, 2019 (the first anniversary of the grant date) and the remaining shares vested in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(12)
On July 17, 2018, Ms. Nokes was awarded an option to purchase 13,850 shares of our common stock under our 2017 Plan. The shares underlying this option vested as follows: 25% of the shares subject to the option vested on July 17, 2019 (the first anniversary of the grant date) and the remaining shares vested in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(13)
On January 10, 2020, Ms. Nokes was awarded an option to purchase 55,500 shares of our common stock under our 2017 Plan. 11,000 shares underlying this option vest upon receiving FDA approval of the New Drug Application within 10 months of submission. The remaining 44,500 vest as follows: 25% of the shares subject to the option vested on January 10, 2021 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service. The 11,000 shares underlying the option that were eligible to vest upon the receipt of FDA approval of the New Drug Application within 10 months of submission will be terminated and cancelled as of April 30, 2021 because approval of the New Drug Application did not occur within the 10 month period following submission.

(14)
On January 25, 2021, Ms. Nokes was awarded an option to purchase 49,200 shares of our common stock under our 2017 Plan. The shares underlying this option vest as follows: 25% of the shares subject to the option vested on January 25, 2022 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(15)
On January 31, 2022, Ms. Nokes was awarded an option to purchase 54,700 shares of our common stock under our 2017 Plan. The shares underlying this option vest as follows: 25% of the shares subject to the option vested on January 31, 2023 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(16)
On December 15, 2022, Ms. Nokes was awarded an option to purchase 85,750 shares of our common stock under our 2017 Plan. The shares underlying this option vest as follows: 25% of the shares subject to the option vested on December 15, 2023 (the first anniversary of the grant date) and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes’ continued service.

(17)
On January 19, 2023, Ms. Nokes was awarded an option to purchase 17,550 shares of our common stock under our 2017 Plan. The shares underlying this option vest as follows: 25% of the shares subject to the option vested on January 1, 2024 and the remaining shares vest in 36 equal monthly installments on the first day of each month thereafter, subject to Ms. Nokes' continued service.

(18)
Share units vest as follows: 25% of the shares subject to the award vested on January 1, 2024. The remaining shares vest in 3 remaining annual installments on the first day of January, such that all awards are vested as of January 1, 2027, subject to Mr. Tucker’s continued service.

(19)
Share units vest as follows: 25% of the shares subject to the award vested on January 1, 2024. The remaining shares vest in 3 remaining annual installments on the first day of January, such that all awards are vested as of January 1, 2027, subject to Ms. Nokes’ continued service.

Director Compensation

The following table provides information for the year ended December 31, 2023, regarding all compensation awarded to, earned by or paid to each person who served as a non-employee member of our board of directors during any portion of that year. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2023. Mr. Tucker, who is also our president and chief executive officer, receives no compensation for his service as director, and the compensation received by Mr. Tucker as an employee during 2023 is presented in the 2023 Summary Compensation Table below.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Jack A. Khattar	90,000	137,047	227,047
Leonard D. Schaeffer	47,500	137,047	184,547
Klaus Veitinger M.D., Ph.D.	50,000	137,047	187,047
Frederick Hudson	60,000	137,047	197,047
Minnie Baylor-Henry	50,000	137,047	187,047
Sara Bonstein	50,000	137,047	187,047
William T. Abraham, M.D.	45,000	137,047	182,047
Mette Kirstine Agger	52,500	137,047	189,547

(1)
Includes amounts earned and paid pursuant to our non-employee director compensation policy.
(2)
The amounts reported represent the aggregate grant-date fair value of stock options awarded to the directors in 2023, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718 (“ASC Topic 718”). For information regarding the assumptions underlying the valuation of equity awards, see the notes to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated by reference herein. This amount does not correspond to the actual value that may be recognized by the named director upon exercise of the applicable awards.
(3)
The following table sets forth the aggregate number of shares of common stock underlying option awards outstanding for each non-employee director as of December 31, 2023:

Name	Number of Shares
Jack A. Khattar	75,235
Leonard D. Schaeffer	73,495
Klaus Veitinger M.D., Ph.D.	86,377
Frederick Hudson	74,396
Minnie Baylor-Henry	74,396
Sara Bonstein	62,148
William T. Abraham, M.D.	82,500
Mette Kirstine Agger	17,300

Our board of directors adopted a non-employee director compensation policy that is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, highly-qualified non-employee directors. In 2023, our board of directors increased the amount of cash compensation our non-executive chairman may earn in a fiscal year. Under the policy, all non-employee directors are paid cash compensation as set forth below for the fiscal year ended December 31, 2023 and on a go forward basis.

Annual Retainer ($)
Board of Directors:
Non-Executive Chairman	75,000
Other Non-Employee Directors	40,000

Audit Committee:
Committee Chairman	20,000
Other Committee Members	10,000

Compensation Committee:
Committee Chairman	15,000
Other Committee Members	7,500

Nominating and Corporate Governance Committee:
Committee Chairman	10,000
Other Committee Members	5,000

In addition, upon initial election to our board of directors, each non-employee director will be granted 34,600 options on the date of such director’s election or appointment to the board of directors, which will vest in the following manner, subject to continued service through such vesting date(s): 33% shall vest on the first anniversary of grant, and the remainder shall vest in equal monthly installments over the following two years. On the date of each annual meeting of the Company’s stockholders, each non-employee director who is re-elected to the board at such meeting will be granted 19,750 options (increased from 17,300 options in 2023), which shall vest in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting.All such options will be granted at fair market value on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of February 29, 2024, for:

•
each person known by us to be the beneficial owner of more than 5% of our common stock;
•
our named executive officers;
•
each of our directors and director nominees; and
•
all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The table lists applicable percentage ownership based on 36,054,409 shares of common stock outstanding as of February 29, 2024. Options to purchase shares of our common stock, or other rights held by such person, that are currently exercisable or that are exercisable within 60 days of February 29,2024, are deemed to be beneficially owned by the persons holding these options or rights for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person's ownership percentage.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned
5% Stockholders:
OrbiMed Advisors LLC (2)	5,559,528	15.42%
Rubric Capital Management LP (3)	3,500,000	9.71%
Lundbeckfond Invest A/S (4)	3,183,986	8.83%
Entities associated with AIGH Capital Management, LLC (5)	3,106,795	8.62%
Entities associated with Sun Pharmaceutical Industries Limited (6)	2,167,679	6.01%
BlackRock, Inc. (7)	1,863,439	5.17%
Named Executive Officer, Other Executive Officers and Directors:
John H. Tucker (8)	1,156,487	3.11%
Frederick Hudson (9)	57,096	*
Jack A. Khattar (10)	62,935	*
Leonard D. Schaeffer (11)	156,748	*
Klaus Veitinger, M.D.(12)	69,077	*
Minnie Baylor-Henry (13)	57,096	*
Sara Bonstein (14)	44,848	*
William T. Abraham, M.D. (15)	65,200	*
Rachael Nokes (16)	218,128	*
Mette Kirstine Agger	-	*
All executive officers and directors as a group (10 persons) (17)	1,887,615	4.97%

(1)
Unless otherwise indicated, the address for each beneficial owner is c/o scPharmaceuticals Inc., 25 Mall Rd., Suite 203, Burlington, MA 01803.
(2)
The information reported is based on a Schedule 13D/A filed with the SEC on November 29, 2022. Consists of (i) 5,328,328 shares of common stock held by OrbiMed Private Investments VI, L.P. (“OPI VI”) and (ii) 231,200 shares of common stock held by Orbimed Genesis Master Fund, L.P. (“Genesis Master Fund”). OrbiMed Capital GP VI LLC (“GP VI”) is the sole general partner of OPI VI. OrbiMed Genesis GP LLC (“OrbiMed Genesis”) is the general partner of Genesis Master Fund. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VI and OrbiMed Genesis. GP VI and OrbiMed Advisors has shared voting and dispositive power with respect to the shares held by OPI VI and as a result may be deemed to have beneficial ownership of such shares, and OrbiMed Genesis and OrbiMed Advisors has shared voting and dispositive power with respect to the 231,200 shares held by Genesis Master Fund and as a result may be deemed to have beneficial ownership of such shares. The address of these entities is 601 Lexington Avenue, 54th floor, New York, New York 10022.
(3)
The information reported is based on a Schedule 13G filed with the SEC on February 12, 2024. Consists of 3,500,000 shares of common stock held by Rubric Capital Management LP (“Rubric”). David Rosen is the managing member of Rubric Capital Management and the general partner of Rubric Capital. Rubric and Mr. Rosen have shared voting and dispositive power over such shares. The address of Rubric and Mr. Rosen is 155 East 44th St., Suite 1630, New York, NY 10017.
(4)
The information reported is based on a Schedule 13G filed with the SEC on February 14, 2018. Consists of 3,183,986 shares of common stock issuable upon conversion of preferred stock held by Lundbeckfond Invest A/S. The board of directors and Lene Skole, the chief executive officer of Lundbeckfond Invest A/S has shared voting and dispositive power over the shares held by Lundbeckfond Invest A/S. Mette Kirstine Agger, a member of our board of directors, is a managing partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S. The address of Lundbeckfond Invest A/S is Scherfigsvej 7, DK-2100 København Ø.
(5)
The information reported is based on a Schedule 13G/A filed with the SEC on February 7, 2024. Consists of 3,106,795 shares of common stock held by AIGH Investment Partners, L.L.C. (“AIGH LLC”), of which AIGH Capital Management, LLC (“AIGH LP”) is an advisor or sub-advisor. Orin Hirschman is the managing member of AIGH LP and president of AIGH LLC. AIGH LP and Mr.

Hirschman have sole voting and dispositive power over such shares. The address of AIGH LLC, AIGH LP and Mr. Hirschman is 6006 Berkeley Avenue, Baltimore, Maryland 21209.
(6)
The information reported is based on a Schedule 13D/A filed with the SEC on June 3, 2020. Consists of (i) 1,810,536 shares of common stock held by Sun Pharmaceutical Industries, Inc. (“Sun Pharmaceutical Industries”) and (ii) 357,143 shares of common stock held by Sun Pharma (Netherlands) B.V. (“Sun Pharma Netherlands”). The board of directors of Sun Pharmaceutical Industries Limited (“Sun Pharma”) and Dilip S. Shanghvi, the controlling shareholder of Sun Pharma, has shared voting and investment power over the 2,167,679 shares owned by Sun Pharmaceutical Industries or Sun Pharma Netherlands. The address of Sun Pharma is c/o Sun House, 201 B/1, Wester Express Highway, Goregaon (E), Mumbai, Maharashtra (India) – 400 063.
(7)
The information reported is based on a Schedule 13G filed with the SEC on February 2, 2024. Consists of 1,863,439 shares of common stock held by BlackRock, Inc. (“BlackRock”). Blackrock has sole dispositive power over such shares, and sole voting power over 1,848,211 shares. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(8)
Consists of 90,648 shares of common stock and 1,065,839 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(9)
Consists of 57,096 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(10)
Consists of 5,000 shares of common stock and 57,935 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(11)
Consists of 43,104 shares of common stock held by Schaeffer Holdings LLC, 57,449 shares of common stock held by Mr. Schaeffer and 56,195 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(12)
Consists of 69,077 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(13)
Consists of 57,096 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(14)
Consists of 44,848 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(15)
Consists of 65,200 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(16)
Consists of 11,791 shares of common stock and 206,337 shares of common stock underlying options exercisable within 60 days of February 29, 2024.
(17)
Includes an aggregate of (i) 1,679,623 shares of common stock underlying options exercisable within 60 days of February 29, 2024 held and (ii) 207,992 shares of common stock owned by ten current executive officers and directors.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2014 Stock Option Plan (the “2014 Plan”), our 2017 Stock Option and Incentive Plan (the “2017 Plan”), our 2017 Employee Stock Purchase Plan (the

“2017 ESPP”) and our 2023 Employee Inducement Plan (the "Inducement Plan"). Since the closing of our initial public offering in November 2017, no additional equity awards have been or will be made under our 2014 Plan.

Number of Securities
Remaining Available for
	Number of Securities				Future Issuance Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of Outstanding		Exercise Price of		Plans (Excluding
	Options, Warrants and		Outstanding Options,		Securities Reflected in
Plan Category	Rights (a)		Warrants and Rights (b)		Column (a)) (c)
Equity compensation plans approved by stockholders	4,865,987	(1)	$6.05	(2)	4,325,039	(3)
Equity compensation plans not approved by stockholders	183,750	(4)	$7.19	(5)	316,250	(6)

(1)
Consists of options to purchase 4,497,576 shares of common stock outstanding under our equity compensation plans, including options to purchase 571,095 shares of common stock outstanding under our 2014 Plan and options to purchase 3,926,481 shares of common stock outstanding under our 2017 Plan and 368,411 shares of common stock subject to restricted stock units outstanding under our 2017 Plan.
(2)
Reflects the weighted average exercise price of the options to purchase 4,497,576 shares of common stock outstanding under our stockholder approved equity compensation plans.
(3)
Consists of shares available for future issuance under the 2017 Plan and the 2017 ESPP. As of December 31, 2023, 3,067,473 shares of common stock were available for issuance under the 2017 Plan and 1,257,566 shares of common stock were available for issuance under the 2017 ESPP.
(4)
Consists of options to purchase 183,750 shares of common stock outstanding under our Inducement Plan.
(5)
Reflects the weighted average exercise price of the options to purchase 183,750 shares of common stock outstanding under our Inducement Plan.
(6)
Consists of shares available for future issuance under the Inducement Plan.

The 2017 Plan provides that the total number of shares of common stock reserved for issuance thereunder will automatically increase on January 1st of each year ending on (and including) January 1, 2027, in an amount equal to 4.0% of the total number of shares of common stock outstanding on December 31st of the preceding year. In addition, the 2017 ESPP provides that the total number of shares of common stock reserved for issuance thereunder will automatically increase on January 1st of each year ending on (and including) January 1, 2027, in an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the preceding year, and (ii) 205,000 shares of common stock; or such lesser number of shares of common stock as determined by our board of directors.

Accordingly, on January 1, 2024, the number of shares of common stock available for issuance under the 2017 Plan and the ESPP increased by 1,438,740 shares and 205,000 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

In addition, on January 31, 2023, our board of directors adopted our Inducement Plan providing for the issuance of up to 500,000 shares of our common stock as “inducement awards” in accordance with Rule 5635(c)(4) of the Nasdaq Listing Standards. The Inducement Plan was not approved by our security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions with Related Parties

Other than the compensation agreements and other arrangements described in “Executive Compensation” and elsewhere in this Annual Report on Form 10-K and the relationships and transactions described below, there was no transaction or series of transactions in the last two completed fiscal years to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than five percent of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

Our board of directors has adopted a written related party transactions policy that such transactions must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Independence of the Board of Directors

Consistent with our corporate governance guidelines and Nasdaq rules, our board of directors has determined that, as of the date of this Annual Report on Form 10-K, all of the members of our board of directors excluding John H. Tucker, our president and chief executive officer, are “independent.” In addition, all members of the audit, compensation and nominating and corporate governance committees, satisfy the applicable independence criteria of the SEC and Nasdaq.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is RSM US LLP, Boston, MA PCAOB Auditor ID 49.

The following table sets forth the fees billed by RSM US LLP for audit, audit-related, tax and all other services rendered to the Company for fiscal years 2023 and 2022:

	2023	2022
Audit Fees	$236,884	$233,367
Audit-Related Fees	118,650	90,300
Tax Fees	29,400	27,827
All Other Fees	—	—
Total	$384,934	$351,494

Audit Fees. Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim financial statements.

Audit-Related Fees. Audit-related fees consist of fees billed for services that are normally provided in connection with registration statements.

Tax Fees. Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions' income tax returns.

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. Unless a type of service has been pre-approved pursuant to the Pre-Approval Policy, it must be separately pre-approved by the audit committee before it may be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require separate pre- approval by the audit committee. The audit committee pre-approved all services performed by RSM US LLP since the pre-approval policy was adopted.

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

10.5#

2023 Employment Inducement Award Plan and form of award agreement thereunder (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 22, 2023.

10.6#*	Amended and Restated Non-Employee Director Compensation Policy

10.7#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-221077) filed on November 7, 2017)

10.8

Sublease Agreement, dated as of August 31, 2023, by and between the Registrant and 89 Degrees, Inc. (d/b/a Iris Concise) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38293) filed on September 20, 2023.

10.9

Credit Agreement and Guaranty, dated October 13, 2022, by and among the Registrant, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on October 14, 2022)

10.10#

Amended and Restated Employment Agreement, by and between the Registrant and John H. Tucker (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 22, 2023)

10.11#

Employment Agreement, by and between the Registrant and Rachael Nokes (incorporated by reference to Exhibit 10.9 to the Registrants Annual Report on Form 10-K (File No. 00138293) filed on March 24, 2020)

10.12†

Development Agreement, by and between the Registrant and West Pharmaceutical Services, Inc., dated January 28, 2019 (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q (File No. 00138293) filed on May 8, 2019)

10.13†

Supply Agreement, dated August 15, 2020, by and between West Pharmaceutical Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q (File No. 00138293) filed on November 16, 2020)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 22, 2022)

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy for Recovery of Erroneously Awarded Compensation

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv).

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

SCPHARMACEUTICALS INC.

Date: March 13, 2024	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Tucker	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 13, 2024
John H. Tucker

/s/ Rachael Nokes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
Rachael Nokes

/s/ Jack A. Khattar	Chairman of the Board	March 13, 2024
Jack A. Khattar

/s/ William T. Abraham, M.D.	Director	March 13, 2024
William T. Abraham, M.D.

/s/ Mette Kirstine Agger	Director	March 13, 2024
Mette Kirstine Agger

/s/ Minnie V. Baylor-Henry	Director	March 13, 2024
Minnie V. Baylor-Henry

/s/ Sara Bonstein	Director	March 13, 2024
Sara Bonstein

/s/ Frederick Hudson	Director	March 13, 2024
Frederick Hudson

/s/ Leonard D. Schaeffer	Director	March 13, 2024
Leonard D. Schaeffer

/s/ Klaus Veitinger, M.D., Ph.D	Director	March 13, 2024
Klaus Veitinger, M.D., Ph.D.