Form 10-Q
period 2024-03-31
scPharmaceuticals Inc.
filed 2024-05-14
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38293

SCPHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5184075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Mall Road, Suite 203	01803
Burlington, Massachusetts	(Zip Code)
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

As of May 13, 2024, the Registrant had 36,054,409 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, the potential expansion of the FUROSCIX indication to include New York Heart Association Class IV heart failure patients and timing thereof, the potential development of an auto-injector and related benefits and timing thereof, the potential expansion of the FUROSCIX indication to include treatment of edema in patients with chronic kidney disease, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our ability to remediate any material weakness, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures, and our ability to continue as a going concern. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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
•
Other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 13, 2024, as well as in our subsequent filings with the Securities and Exchange Commission.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2023	2024
Assets
Current assets
Cash and cash equivalents	$46,814	$58,447
Short-term investments	29,199	-
Accounts receivable, net	4,489	5,772
Inventory, net	8,840	9,572
Prepaid expenses	2,436	2,198
Deposits and other current assets	1,160	536
Total current assets	92,938	76,525
Property and equipment, net	58	52
Right-of-use lease assets - operating, net	1,401	1,355
Deposits and other assets	82	522
Total assets	$94,479	$78,454
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,001	$2,706
Accrued expenses	8,901	9,206
Lease obligation - operating, short-term	176	184
Other current liabilities	56	222
Total current liabilities	13,134	12,318
Term loan, long-term	38,811	39,385
Derivative liability	3,857	733
Lease obligation - operating, long-term	1,282	1,233
Other liabilities	177	219
Total liabilities	57,261	53,888
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2024; 35,968,510 and 36,054,409 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively	4	4
Additional paid-in capital	318,561	320,016
Accumulated deficit	(281,346)	(295,454)
Accumulated other comprehensive income	(1)	-
Total stockholders’ equity	37,218	24,566
Total liabilities and stockholders’ equity	$94,479	$78,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2024
Product revenues, net	$2,063	$6,102

Operating expenses:
Cost of product revenues	605	1,785
Research and development	2,116	2,726
Selling, general and administrative	10,896	17,447
Total operating expenses	13,617	21,958

Loss from operations	(11,554)	(15,856)
Other income	990	2,972
Interest income	1,315	877
Interest expense	(1,961)	(2,101)
Net loss	$(11,210)	$(14,108)
Net loss per share — basic and diluted	$(0.30)	$(0.36)
Weighted average common shares outstanding — basic and diluted	37,800,960	38,952,131

Other comprehensive loss:
Unrealized (loss) gain on short-term investments	$(24)	$1
Comprehensive loss	$(11,234)	$(14,107)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
At December 31, 2023	35,968,510	$4	$318,561	$(281,346)	$(1)	$37,218
Net loss	—	—	—	(14,108)	—	(14,108)
Issuance of common stock upon exercise of stock options	32,754	—	181	—	—	181
Vesting of restricted stock	53,145	—	(166)	—	—	(166)
Stock-based compensation	—	—	1,440	—	—	1,440
Unrealized gain on short-term investments	—	—	—	—	1	1
At March 31, 2024	36,054,409	$4	$320,016	$(295,454)	$—	$24,566

At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(11,210)	—	(11,210)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	1,511,157	1	13,627	—	—	13,628
Stock-based compensation	—	—	980	—	—	980
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
At March 31, 2023	35,769,073	$4	$313,541	$(237,746)	$8	$75,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities
Net loss	$(11,210)	$(14,108)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	6	6
Amortization expense - right-of-use leased assets - operating	99	45
Accretion on short-term investments	(517)	(120)
Allowance for excess, damaged and obsolete inventory	-	25
Stock-based compensation	980	1,440
Non-cash interest expense	493	616
Fair value adjustment to derivative liability	(1,007)	(3,124)
Changes in operating assets and liabilities
Accounts receivable	(3,004)	(1,283)
Inventory	(2,390)	(758)
Prepaid expenses and other assets	(261)	422
Accounts payable, accrued expenses and other liabilities	317	(862)
Net cash used in operating activities	(16,494)	(17,701)
Cash flows from investing activities
Maturities of short-term investments	7,000	29,319
Net cash provided by investing activities	7,000	29,319
Cash flows from financing activities
Proceeds from at-the-market offering, net	13,704	-
Proceeds from the exercise of vested stock options	-	181
Settlement of restricted stock units for tax withholding obligations	-	(166)
Net cash provided by financing activities	13,704	15
Net increase in cash and cash equivalents	4,210	11,633
Cash and cash equivalents at beginning of period	71,243	46,814
Cash and cash equivalents at end of period	$75,453	$58,447
Supplemental cash flow information
Interest paid	$1,485	$1,469
Taxes paid	$69	$9
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	$76	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024. The Company has determined that it operates in one segment.

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2023 and 2024 and condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Liquidity and Going Concern

As of March 31, 2024, the Company had an accumulated deficit of approximately $295.5 million and cash and cash equivalents of $58.4 million. Management expects to continue to incur operating losses for the foreseeable future.

On October 13, 2022 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto (the "Lenders") and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (Note 9).

Historically, the Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt. The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, including access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), debt financings, including proceeds available from the Oaktree Agreement pursuant to reaching certain revenue milestones, and other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Based on the Company’s current operating plan, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of bank deposits and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material credit loss allowance for uncollectible trade receivables.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to hold a minimum rating, thereby reducing credit risk exposure.

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2023 and March 31, 2024, three customers represented 99% and three customers represented 99% of accounts receivable, respectively. For the three months ended March 31, 2023 and March 31, 2024, one customer represented 92% and three customers represented 99% of revenue, respectively.

The Company depends on suppliers for raw materials, active pharmaceutical ingredients ("API"), and other components that are subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers may take a substantial period of time, as suppliers must be approved by the FDA. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture its products, it could have a materially adverse effect on the Company's business, financial condition and results of operations.

Investments

The Company invests excess cash balances in available-for-sale debt securities. The Company determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2024, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2024
Net loss	$(11,210)	$(14,108)
Weighted-average shares used in computing net loss per share	37,800,960	38,952,131
Net loss per share, basic and diluted	$(0.30)	$(0.36)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2024 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

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

	Three Months Ended March 31,
	2023	2024
Stock options to purchase common stock	4,640,089	5,439,202
Warrants to purchase common stock	516,345	516,345
Unvested restricted stock units	333,125	721,809
Total	5,489,559	6,677,356

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2023 the following (in thousands):

	At December 31, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$13,967	$2	$-	$13,969
Commercial paper	$9,427	$-	$(2)	9,425
Corporate bonds	3,815	-	-	3,815
United States Government Agency securities	1,991	-	(1)	1,990
Total	$29,200	$2	$(3)	$29,199

The Company did not have any investments as of March 31, 2024.

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2023	March 31, 2024
Raw materials	$4,256	$4,139
Work-in-process	4,188	3,985
Finished goods	396	1,448
	$8,840	$9,572

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of FUROSCIX in October 2022 and has not recorded any significant inventory write-downs since that time. At December 31, 2023 and March 31, 2024, the Company has an allowance for excess, damaged and obsolete inventory in the amount of $0 and $25,000, respectively. The Company currently uses a limited number of third-party contract manufacturing organizations ("CMOs") to produce its inventory.

6. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2023	March 31, 2024
Office equipment	5 years	$31	$31
Office furniture	7 years	64	64
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	9	9
		119	119
Less: Accumulated depreciation		(61)	(67)
Property and equipment, net		$58	$52

Depreciation expense for the three months ended March 31, 2023 and 2024 was $6,000 and $6,000, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	March 31, 2024
Employee compensation and related costs	$4,375	$2,723
Sales allowances and related costs	1,418	1,733
Contract research and development	1,202	1,696
Consulting and professional service fees	945	1,625
Manufacturing costs	434	822
Royalty	249	308
Financing costs	-	125
Inventory in transit	150	-
Other	128	174
Total accrued expenses	$8,901	$9,206

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,202	$44,202	$—	$—
Total cash equivalents	44,202	44,202	—	—

United States Treasury securities	13,969	13,969	-	—
Commercial paper	9,425	—	9,425	—
Corporate bonds	3,815	—	3,815	—
United States Government Agency securities	1,990	—	1,990	—
Investments	29,199	13,969	15,230	—

Total	$73,401	$58,171	$15,230	$—
Liabilities:
Derivative liability	$3,857	$—	$—	$3,857

Total	$3,857	$—	$—	$3,857

	As of March 31, 2024
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$57,054	$57,054	$—	$—

Total	57,054	57,054	—	—

Liabilities:
Derivative liability	$733	$—	$—	$733

Total	$733	$—	$—	$733

Changes in the fair value of the Company's Level 3 derivative liability for the three months ended March 31, 2024 are as follows (in thousands):

At December 31, 2023	$3,857
Change in fair value of derivative liability	(3,124)
At March 31, 2024	$733

9. Debt

The following table presents the carrying value of the Company's debt balance as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Face value	$50,000	$50,000
Less: discount	(11,189)	(10,615)
Total	38,811	39,385
Less: current portion	—	—
Long-term portion	$38,811	$39,385

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

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated balance sheet as of March 31, 2024. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The Company re-evaluates this assessment each reporting period and any changes in estimated fair value is recorded as other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million. At March 31, 2024, the fair value of the embedded derivative liability was $733,000.

In connection with the issuance of the term loan, the Company recorded a debt discount of $13.6 million, inclusive of debt issuance costs, the derivative liability and the relative fair value of the warrants. The discount will be amortized over the life of the term loan using the effective interest method. For the three months ended March 31, 2023 and 2024, the Company recorded $459,000 and $574,000 related to the amortization of the debt discount associated with the Oaktree Agreement, respectively.

Prepayments of the term loan, in whole or in part, will be subject to a prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement. The Company recorded an additional debt discount of $1.0 million related to the exit fee. For the three months ended March 31, 2023 and 2024, the Company recorded $34,000 and $42,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively.

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

As of March 31, 2024, future principal payments due under the Oaktree Agreement were as follows (in thousands):

Year ended:
December 31, 2024	$—
December 31, 2025	2,500
December 31, 2026	10,000
December 31, 2027	37,500
Total minimum principal payments	50,000
Less unamortized discount	(10,615)
Carrying value of term loan	$39,385

10. Stockholders’ Equity

2021 At-the-Market Issuance Sales Agreement

On March 23, 2021, the Company entered into an Open Market Sale Agreement (the “2021 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which the Company could offer and sell shares of its common stock (the “2021 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent. The Company agreed to pay Cowen a commission up to 3.0% of the gross sales proceeds of such 2021 ATM Shares. On March 13, 2024, the Company amended and restated the 2021 ATM Agreement and entered into a new $50.0 million Open Market Sales Agreement with Cowen (the "2024 ATM Agreement"). As of March 13, 2024, the Company had sold a total of 1,726,043 2021 ATM Shares under the 2021 ATM Program at a weighted average gross selling price of $9.01 per share for net proceeds of $15.2 million.

2024 At-the-Market Issuance Sales Agreement

Pursuant to the 2024 ATM Agreement, the Company could offer and sell shares of its common stock (the “2024 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of March 31, 2024.

11. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may

grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At March 31, 2024, there were 571,095 options outstanding under the 2014 Stock Plan.

As of March 31, 2024, there were 8,779,641 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 366,823 options that have been forfeited from the 2014 Stock Plan.

At March 31, 2024, there were 3,298,122 options available for issuance under the 2017 Stock Plan, 4,693,655 options outstanding and 721,809 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At March 31, 2024, there were 325,548 options available for issuance under the Inducement Plan, and 174,452 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2024
Risk-free interest rate	3.40% - 4.17%	3.78% - 4.14%
Expected dividend yield	0%	0%
Expected life	5.6-7.0 years	5.7-6.7 years
Expected volatility	77%-85%	78%-79%
Weighted-average grant date fair value	$4.60	$4.06

The following table summarizes information about stock option activity during the three months ended March 31, 2024 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2023	4,681,326	$6.09
Granted	864,827	5.76
Exercised	(8,411)	4.70
Forfeited	(98,540)	6.81
Outstanding, March 31, 2024	5,439,202	$6.03	7.23	$1,353
Vested and exercisable, March 31, 2024	3,108,416	$5.88	5.94	$1,158
Vested and expected to vest, March 31, 2024	4,911,795	$6.04	7.03	$1,312

24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. The share issuance has been recognized on the Company's Condensed Consolidated Statements of Stockholders' Equity for the quarter ending March 31, 2024.

The following table summarizes information about RSU activity during the three months ended March 31, 2024:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2023	368,411	$6.03
Granted	442,407	4.09
Released	(79,108)	6.14
Forfeited	(9,901)	5.95
RSUs outstanding at March 31, 2024	721,809	$4.83

Unrecognized compensation expense related to unvested options as of March 31, 2024 was $6.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.7 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2024 was $2.2 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.3 years.

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

As of March 31, 2024, there were 1,462,566 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2024 (in thousands):

	Three Months Ended March 31,
	2023	2024
Research and development	$340	$365
General and administrative	640	1,075
Total	$980	$1,440

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2024 (in thousands):

Year ended:
December 31, 2024	$255
December 31, 2025	341
December 31, 2026	349
December 31, 2027	358
December 31, 2028	367
Thereafter	249
Total minimum lease payments	1,919
Less imputed interest	(502)
Total	$1,417

	Three Months Ended March 31,
	2023	2024
Lease cost:
Operating lease cost	$112	$89
Short-term lease cost	9	10
Total lease cost	$121	$99
Other information
Cash paid for amounts included in the measurement of lease liabilities	$163	$84
Operating cash flows from operating leases	$(50)	$4
Weighted-average remaining lease term - operating leases	0.7 years	5.4 years
Weighted-average discount rate - operating leases	10.1%	11.7%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In the third quarter of 2023, we received positive feedback from the FDA on key long-term growth initiatives. The first was for the potential expansion of the FUROSCIX indication to include NYHA Class IV heart failure patients. Based on the feedback, we filed for NYHA Class IV indication expansion in early October. The second was Type C meeting feedback pertaining to the development of an 80mg/1mL auto-injector intended to provide an additional option to the on-body infusor for treatment of congestion due to fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an auto-injector, if successfully developed and approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We have submitted an investigational new drug application (IND), and initiated a pharmacokinetic/pharmacodynamic (PK/PD) study in April of 2024 and plan to submit a supplemental new drug application (sNDA) in the fourth quarter of 2024. Finally, we received feedback on the potential expansion of the FUROSCIX indication to include treatment of edema due to fluid overload in patients with chronic kidney disease (CKD). The agency confirmed that no additional clinical studies are needed to expand the indication to CKD, provided that we can demonstrate an adequate PK and pharmocodynamic bridge to the listed drug, furosemide injection, 10mg/mL. We submitted a sNDA in early May of 2024 seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with CKD. The anticipated Prescription Drug User Fee Act (PDUFA) date for edema in patients with CKD is the first quarter of 2025.

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

We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. In addition, in late October 2023, we reached an agreement with one of the largest closed integrated delivery networks (IDNs) in the United States, providing unrestricted access to FUROSCIX, without prior authorization, to over 8 million lives, at a fixed co-pay of $75 or less per prescription. As of November 1, 2023, FUROSCIX is on formulary as a preferred brand with one of the largest government retiree payer formularies, increasing the number of lives with preferred access to FUROSCIX by an additional 1.1 million lives. As of March 31, 2024, there have been approximately 47,000 total FUROSCIX doses written by around 2,200 unique prescribers, and of these, approximately 24,000 FUROSCIX doses had been filled and there were approximately 6,800 doses payer cleared or pending.

In the third quarter of 2023, we also announced the issuance of U.S. patents covering concentrated formulations of furosemide. We have completed initial solubility and stability studies on multiple formulations described in the patent properties, have identified potential product candidates, and commenced Investigational New Drug Application enabling studies.

We have funded our operations from inception through March 31, 2024 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock.

As of March 31, 2024, we had an accumulated deficit of $295.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

Going Concern

As of March 31, 2024, we had an accumulated deficit of approximately $295.5 million and cash and cash equivalents of $58.4 million. Based on our existing cash and cash equivalents, we do not believe that we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the ability of the Company to continue as a going concern as of the filing date of this Quarterly Report and for one year from the issuance of the condensed consolidated financial statements. Historically, we have financed our operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through future equity offerings, including access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC, debt financings, including proceeds available from the Oaktree Agreement pursuant to reaching certain revenue milestones, and other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve its intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2024 (in thousands):

	Three Months Ended March 31,		Increase
	2023	2024	(Decrease)
Product revenues, net	$2,063	$6,102	$4,039

Operating expenses:
Cost of product revenues	605	1,785	1,180
Research and development	2,116	2,726	610
Selling, general and administrative	10,896	17,447	6,551
Total operating expenses	13,617	21,958	8,341

Loss from operations	(11,554)	(15,856)	4,302
Other income	990	2,972	1,982
Interest income	1,315	877	(438)
Interest expense	(1,961)	(2,101)	140
Net loss	$(11,210)	$(14,108)	$2,898

Product revenues. Product revenues were $6.1 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023. The increase of $4.0 million was due to a full quarter of sales of FUROSCIX in 2024 versus a 5 week period in 2023, as well as an increase in demand of FUROSCIX further into the commercial launch.

Cost of product revenues. Cost of product revenues were $1.8 million for the three months ended March 31, 2024, compared to $0.6 million for the three months ended March 31, 2023. Similarly to product revenues, the increase of $1.2 million was due to a full quarter of sales of FUROSCIX in 2024 versus a 5 week period in 2023, as well as an increase in demand of FUROSCIX further into the commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $2.7 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023. The increase of $0.6 million was primarily attributable to a $0.4 million increase in device development costs, a $0.1 million increase in employee-related costs and a $0.1 million increase in clinical study costs.

Selling, general and administrative expenses. SG&A expenses were $17.4 million for the three months ended March 31, 2024, compared to $10.9 million for the three months ended March 31, 2023. The increase of $6.6 million was primarily attributable to a $3.9 million increase in employee-related costs, a $2.5 million increase in commercial costs and $0.3 million in patient support. The increase was partially offset by a $0.1 million decrease in directors and officers' insurance.

Other income. Other income was $3.0 million for the three months ended March 31, 2024, compared to $1.0 million for the three months ended March 31, 2023. The increase in income of $2.0 million was primarily attributable to the fair value adjustment to the derivative liability and foreign exchange gains in the three months ended March 31, 2024, offset by expired financing costs in the three months ended March 31, 2024.

Interest income. Interest income was $0.9 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023. The decrease of $0.4 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $2.1 million for the three months ended March 31, 2024 compared to $2.0 million for the three months ended March 31, 2023. The increase of $0.1 million was due to amortization of costs associated with the Oaktree Agreement (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2024 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2024, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $48.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank and our current term loan under the Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $100.0 million in three tranches with a maturity date of October 13, 2027, in 2022, net; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $15.2 million from the sale of common stock in our 2021 at-the-market offering. As of March 31, 2024, we had cash and cash equivalents of $58.4 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits.

On March 23, 2021, we entered into an Open Market Sales Agreement (the "2021 ATM Agreement") with Cowen and Company LLC ("Cowen") to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. On March 13, 2024, we amended the 2021 ATM Agreement by issuing a the 2024 ATM Agreement. As of March 13, 2024, we had sold a total of 1,726,043 2021 ATM Shares under the 2021 ATM Program at a weighted average gross selling price of $9.01 per share for net proceeds of $15.2 million.

On March 13, 2024, we amended and restated the 2021 ATM Agreement where we entered into an Open Market Sales Agreement with Cowen with respect to an at-the-market offering program under which we could offer and sell the 2024 ATM Shares, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the our shelf registration statement of Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of March 31, 2024. Please see Note 10. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

On October 13, 2022, we entered into the Oaktree Agreement which established a $100.0 million term loan facility, consisting of (i) $50.0 million funded immediately, (ii) $25.0 million that we may borrow in up to two draws on or prior to September 30, 2024 and (iii) $25.0 million that we may borrow on or prior to December 31, 2024. Our ability to draw the remaining $50.0 million is contingent upon reaching certain net sales revenue milestone targets prior to September 30, 2024 and December 31, 2024, respectively. Our contractual commitments under the Oaktree Agreement as of March 31, 2024 consist of an aggregate of $69.9 million in repayment obligations, inclusive of related interest amounts and final fee in the amount of $1.0 million. Please see Note 9. Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and commercialization of FUROSCIX. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we continue to incur additional costs as a result of operating as a public company. Based on our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of one year from the date of this Quarterly Report. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through future equity offerings, including access to funds pursuant to our at-the-market offering program with Cowen, debt financings, including proceeds available from the Oaktree Agreement pursuant to reaching certain revenue milestones, and other third-party funding. Our future capital requirements will depend on many factors, including without limitation:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2024
Net cash (used in) provided by:
Operating activities	$(16,494)	$(17,701)
Investing activities	7,000	29,319
Financing activities	13,704	15
Net increase in cash and cash equivalents	$4,210	$11,633

Net Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $17.7 million, consisting primarily of a net loss of $14.1 million, an increase in net operating assets of $2.5 million, and non-cash charges of $1.1 million. The increase in net operating assets is related to accounts receivable and inventory to support the ongoing commercial operations of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustment to the derivative liability and accretion of premium on investments.

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

Net Cash Provided by Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $29.3 million, consisting of maturities of short-term investments.

During the three months ended March 31, 2023, net cash provided by investing activities was $7.0 million, consisting of maturities of short-term investments.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $15,000 due to stock option exercises, offset by amounts paid to settle restricted stock unit tax withholding obligations.

During the three months ended March 31, 2023, net cash provided by financing activities was $13.7 million, consisting of proceeds from the 2021 ATM Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2024.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2024, our aggregate outstanding indebtedness was $50.0 million, which bears interest per annum equal to three-month term SOFR (subject to a 1.00% floor and a 3.00% cap), plus applicable margin of 8.75%. Due to the cap on SOFR in our outstanding indebtedness and the current SOFR rate, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at a reasonable assurance level due to the continued material weakness in our internal control over financial reporting as described below and in Item 9A, Controls and Procedures, in our Annual Report which was filed on March 13, 2024.

In light of the identified material weakness, we performed additional analysis and other procedures around the review of the calculation performed by our third-party valuation specialist.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A, Controls and Procedures, on Form 10-K filed March 13, 2024, as of and for the year ended December 31, 2023, we identified a deficiency resulting in a material weakness further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements our Annual Report on Form 10-K, management identified a material weakness related to the controls, processes and procedures over the fair value accounting associated with the embedded derivative liability in connection with the Oaktree Agreement. Please see Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of the Oaktree Agreement. Specifically, the calculation performed by our third-party valuation specialist during the fourth quarter of fiscal 2023 as it relates to fair value accounting for the liability included errors resulting in an overstatement in the fair value of the liability. We made adjustments necessary to properly reflect the fair value of the derivative liability in the financial statements included in our Annual Report . There were no changes to previously released financial results as a result of this material weakness.

Remediation Plan

Management is actively working to remediate the identified material weakness and is committed to remediating the material weakness in a timely manner. Our remediation process is ongoing and includes the following steps, but is not limited to the following:

(a) additional quality control processes implemented by our third-party valuation specialist,

(b) detailed discussions around changes in assumptions used in the valuation and their effect on the valuation, and

(c) more thorough review of sample iterations used in determining the fair value of the derivative.

While the audit committee of our board of directors and senior management are closely monitoring the remediation efforts, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are complete, tested and determined effective, we will not be able to conclude that the material weakness has been remediated. The material weakness will not be considered remediated until the controls are in place for a period of time and management concludes based on its evaluation that these controls are properly designed and operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), which was filed with the SEC on March 22, 2024. There have been no material changes from the risk factors previously disclosed in our Annual Report except as specified below.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

As of March 31, 2024, we had an accumulated deficit of approximately $295.5 million and cash and cash equivalents of $58.4 million. Based on our existing cash and cash equivalents, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the period ended March 31, 2024 are issued. Historically, we have financed our operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through future equity offerings, including access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC, debt financings, including proceeds available from the Oaktree Agreement pursuant to reaching certain revenue milestones, and other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve its intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects. There can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on November 23, 2022).

10.1	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 in the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 13, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: May 14, 2024	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)