Form 10-Q
period 2024-06-30
scPharmaceuticals Inc.
filed 2024-08-14
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the Registrant had 50,028,787 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, the expansion of the FUROSCIX indication to include New York Heart Association Class IV heart failure patients, the potential development of an autoinjector and related benefits and timing thereof, including as related to a sNDA application, the potential expansion of the FUROSCIX indication to include treatment of edema in patients with chronic kidney disease, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our ability to remediate any material weakness, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2023	2024
Assets
Current assets
Cash and cash equivalents	$46,814	$38,504
Short-term investments	29,199	-
Accounts receivable, net	4,489	6,116
Inventory, net	8,840	15,308
Prepaid expenses	2,436	2,330
Deposits and other current assets	1,160	373
Total current assets	92,938	62,631
Property and equipment, net	58	47
Right-of-use lease assets - operating, net	1,401	1,309
Deposits and other assets	82	1,471
Total assets	$94,479	$65,458
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,001	$5,294
Accrued expenses	8,901	7,399
Lease obligation - operating, short-term	176	190
Other current liabilities	56	47
Total current liabilities	13,134	12,930
Term loan, long-term	38,811	39,990
Derivative liability	3,857	1,841
Lease obligation - operating, long-term	1,282	1,184
Other liabilities	177	263
Total liabilities	57,261	56,208
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2024; 35,968,510 and 36,139,802 shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively	4	4
Additional paid-in capital	318,561	321,790
Accumulated deficit	(281,346)	(312,544)
Accumulated other comprehensive income	(1)	-
Total stockholders’ equity	37,218	9,250
Total liabilities and stockholders’ equity	$94,479	$65,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Product revenues, net	$1,638	$8,054	$3,701	$14,156

Operating expenses:
Cost of product revenues	354	2,300	959	4,085
Research and development	2,934	2,677	5,050	5,403
Selling, general and administrative	12,096	17,508	22,992	34,955
Total operating expenses	15,384	22,485	29,001	44,443

Loss from operations	(13,746)	(14,431)	(25,300)	(30,287)
Other income (expense)	239	(1,189)	1,229	1,783
Interest income	1,363	664	2,678	1,541
Interest expense	(2,010)	(2,134)	(3,971)	(4,235)
Net loss	$(14,154)	$(17,090)	$(25,364)	$(31,198)
Net loss per share — basic and diluted	$(0.36)	$(0.44)	$(0.66)	$(0.80)
Weighted average common shares outstanding — basic and diluted	38,692,624	38,984,745	38,249,255	38,968,438

Other comprehensive loss:
Unrealized loss on short-term investments	$(14)	$-	$(38)	$1
Comprehensive loss	$(14,168)	$(17,090)	$(25,402)	$(31,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
At December 31, 2023	35,968,510	$4	$318,561	$(281,346)	$(1)	$37,218
Net loss	—	—	—	(14,108)	—	(14,108)
Issuance of common stock upon exercise of stock options	32,754	—	181	—	—	181
Vesting of restricted stock	53,145	—	(166)	—	—	(166)
Stock-based compensation	—	—	1,440	—	—	1,440
Unrealized gain on short-term investments	—	—	—	—	1	1
At March 31, 2024	36,054,409	4	320,016	(295,454)	—	24,566
Net loss	—	—	—	(17,090)	—	(17,090)
Issuance of common stock through employee stock purchase plan	85,393	—	283	—	—	283
Stock-based compensation	—	—	1,491	—	—	1,491
At June 30, 2024	36,139,802	$4	$321,790	$(312,544)	$—	$9,250

At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(11,210)	—	(11,210)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	1,511,157	1	13,627	—	—	13,628
Stock-based compensation	—	—	980	—	—	980
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
At March 31, 2023	35,769,073	4	313,541	(237,746)	8	75,807
Net loss	—	—	—	(14,154)	—	(14,154)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	33,333	—	332	—	—	332
Issuance of common stock upon exercise of stock options	18,000	—	101	—	—	101
Issuance of common stock through employee stock purchase plan	29,076	—	176	—	—	176
Stock-based compensation	—	—	1,179	—	—	1,179
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
At June 30, 2023	35,849,482	$4	$315,329	$(251,900)	$(6)	$63,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net loss	$(25,364)	$(31,198)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	12	11
Amortization expense - right-of-use leased assets - operating	202	92
Accretion on short-term investments	(871)	(120)
Allowance for excess, damaged and obsolete inventory	—	50
Stock-based compensation	2,159	2,931
Non-cash interest expense	1,017	1,265
Fair value adjustment to derivative liability	(1,250)	(2,016)
Changes in operating assets and liabilities
Accounts receivable	(1,610)	(1,627)
Inventory	(4,602)	(6,519)
Prepaid expenses and other assets	456	(495)
Accounts payable, accrued expenses and other liabilities	(784)	(302)
Net cash used in operating activities	(30,635)	(37,928)
Cash flows from investing activities
Purchases of property and equipment	(3)	-
Maturities of short-term investments	28,100	29,320
Purchases of short-term investments	(11,670)	-
Net cash provided by investing activities	16,427	29,320
Cash flows from financing activities
Proceeds from at-the-market offering, net	14,038	—
Proceeds from employee stock purchase plan	176	283
Proceeds from the exercise of vested stock options	101	181
Settlement of restricted stock units for tax withholding obligations	—	(166)
Net cash provided by financing activities	14,315	298
Net increase (decrease) in cash and cash equivalents	107	(8,310)
Cash and cash equivalents at beginning of period	71,243	46,814
Cash and cash equivalents at end of period	$71,350	$38,504
Supplemental cash flow information
Interest paid	$2,970	$2,970
Taxes paid	$156	$128
Supplemental disclosure of non-cash activities
Transfer of issuance costs from other noncurrent assets to equity	$79	$—

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

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2023 and 2024 and condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Liquidity

As of June 30, 2024, the Company had an accumulated deficit of approximately $312.5 million and cash and cash equivalents of $38.5 million. Management expects to continue to incur operating losses for the foreseeable future.

On October 13, 2022, the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the lenders (Note 9). On August 9, 2024 (the "Closing Date"), the Company entered into a Credit Agreement and Guaranty (the "Credit Agreement") with, among others, the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent") (Note 13). On the Closing Date, the Company also entered into a revenue participation right purchase and sale agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser") for a purchase price of $50.0 million, in the aggregate (Note 13). The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million (the “Tranche A Loan”) funded on the Closing Date, (ii) $25.0 million (the “Tranche B Loan”) and, together with the Tranche A Loan, collectively, the “Term Loan”) that the Company may borrow in a single borrowing on or prior to March 31, 2026; provided, in the case of the Tranche B Loan, that the Company and its subsidiaries have obtained certain regulatory approval and achieved certain net sales targets, each as described in the Credit Agreement. The Company will use the proceeds of the Term Loan to (a) on the Closing Date, prepay all outstanding loans under the Oaktree Agreement, (b) support the Company’s commercialization efforts for FUROSCIX and (c) other working capital and general corporate purposes, including the payment of fees and expenses associated with the Credit Agreement.

On August 12, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named in Schedule A thereto (collectively, the

“Underwriters”), relating to an underwritten offering of 12,000,000 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), and, in lieu of Common Stock to select investors, pre-funded warrants (the “Pre-funded Warrants”) to purchase 500,000 shares of Common Stock (the “Offering”) (Note 13).

Historically, the Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt. The Company plans to continue to fund its operations through cash and cash equivalents on hand, as well as through future equity offerings, including access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), debt financings and other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The Company's existing cash and cash equivalents, including the available proceeds from the Credit Agreement, the Revenue Purchase and Sale Agreement, and the Offering, will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), or could otherwise seek additional funding through a combination of public or private equity offerings if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2023 and June 30, 2024, three customers represented 99% and two customers represented 99% of accounts receivable, respectively. For the three and six months ended June 30, 2024, two customers represented 99% and three customers represented 99% of revenue, respectively. For the three and six months ended June 30, 2023, one customer represented 99% and 94% of revenue, respectively.

The Company has a limited number suppliers and contract manufacturers utilized in the production of its product. As of December 31, 2023 and June 30, 2024, one supplier represented 47% and 38% of accounts payable, respectively. For the three and six months ended June 30, 2024, two suppliers represented 69% and 48% of purchases, respectively. For the three and six months ended June 30, 2023, two suppliers represented 43% and 41% of purchases, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At June 30, 2024, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net loss	$(14,154)	$(17,090)	$(25,364)	$(31,198)
Weighted-average shares used in computing net loss per share	38,692,624	38,984,745	38,249,255	38,968,438
Net loss per share, basic and diluted	$(0.36)	$(0.44)	$(0.66)	$(0.80)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2024 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Stock options to purchase common stock	4,734,049	5,545,026	4,734,049	5,545,026
Warrants to purchase common stock	516,345	516,345	516,345	516,345
Unvested restricted stock units	341,408	732,807	341,408	732,807
Total	5,591,802	6,794,178	5,591,802	6,794,178

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2023 consisted of the following (in thousands):

	At December 31, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$13,967	$2	$-	$13,969
Commercial paper	$9,427	$-	$(2)	9,425
Corporate bonds	3,815	-	-	3,815
United States Government Agency securities	1,991	-	(1)	1,990
Total	$29,200	$2	$(3)	$29,199

The Company did not have any investments as of June 30, 2024.

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2023	June 30, 2024
Raw materials	$4,256	$2,694
Work-in-process	4,188	11,315
Finished goods	396	1,299
	$8,840	$15,308

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of FUROSCIX in October 2022 and has not recorded any significant inventory write-downs since that time. At December 31, 2023 and June 30, 2024, the Company has an allowance for excess, damaged and obsolete inventory in the amount of $0 and $50,000, respectively. The Company currently uses a limited number of third-party contract manufacturing organizations ("CMOs") to produce its inventory.

6. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2023	June 30, 2024
Office equipment	5 years	$31	$31
Office furniture	7 years	64	64
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	9	9
		119	119
Less: Accumulated depreciation		(61)	(72)
Property and equipment, net		$58	$47

Depreciation expense for the three months ended June 30, 2023 and 2024 was $6,000 and $5,000, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2024 was $12,000 and $11,000, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	June 30, 2024
Employee compensation and related costs	$4,375	$3,195
Sales allowances and related costs	1,418	1,575
Manufacturing costs	434	842
Contract research and development	1,202	863
Consulting and professional service fees	945	606
Royalty	249	212
Financing costs	—	49
Inventory in transit	150	—
Other	128	57
Total accrued expenses	$8,901	$7,399

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,202	$44,202	$—	$—
Total cash equivalents	44,202	44,202	—	—

United States Treasury securities	13,969	13,969	-	—
Commercial paper	9,425	—	9,425	—
Corporate bonds	3,815	—	3,815	—
United States Government Agency securities	1,990	—	1,990	—
Investments	29,199	13,969	15,230	—

Total	$73,401	$58,171	$15,230	$—
Liabilities:
Derivative liability	$3,857	$—	$—	$3,857

Total	$3,857	$—	$—	$3,857

	As of June 30, 2024
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$37,260	$37,260	$—	$—

Total	$37,260	$37,260	$—	$—

Liabilities:
Derivative liability	$1,841	$—	$—	$1,841

Total	$1,841	$—	$—	$1,841

Changes in the fair value of the Company's Level 3 derivative liability for the six months ended June 30, 2024 are as follows (in thousands):

At December 31, 2023	$3,857
Change in fair value of derivative liability	(2,016)
At June 30, 2024	$1,841

9. Debt

The following table presents the carrying value of the Company's debt balance as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Face value	$50,000	$50,000
Less: discount	(11,189)	(10,010)
Total	38,811	$39,990
Less: current portion	—	—
Long-term portion	$38,811	$39,990

Oaktree Agreement

On October 13, 2022 (“Oaktree Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $100.0 million in three tranches with a maturity date of October 13, 2027.

The first tranche of $50.0 million was drawn immediately, with $9.8 million of the proceeds used to repay in full the outstanding loan and fees under the 2019 Loan Agreement with SLR Investment Corp. and Silicon Valley Bank and $2.7 million in fees and expenses incurred in connection with the financing, leaving $37.5 million in available proceeds from the first tranche. The ability to draw the remaining $50.0 million was contingent upon reaching certain net sales revenue milestone targets prior to September 30, 2024 and December 31, 2024, respectively.

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

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated balance sheet as of June 30, 2024. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The Company re-evaluates this assessment each reporting period and any changes in estimated fair value is recorded as other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million. At June 30, 2024, the fair value of the embedded derivative liability was $1.8 million.

In connection with the issuance of the term loan, the Company recorded a debt discount of $13.6 million, inclusive of debt issuance costs, the derivative liability and the relative fair value of the warrants. The discount will be amortized over the life of the term loan using the effective interest method. For the three months ended June 30, 2023 and 2024, the Company recorded $488,000 and $604,000 related to the amortization of the debt discount associated with the Oaktree Agreement, respectively. For the six months ended June 30, 2023 and 2024, the Company recorded $947,000 and $1.2 million related to the amortization of the debt discount associated with the Oaktree Agreement, respectively.

Prepayments of the term loan, in whole or in part, will be subject to a prepayment fee which declines each year until the fourth anniversary date of the Oaktree Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement. The Company recorded an additional debt discount of $1.0 million related to the exit fee. For the three months ended June 30, 2023 and 2024, the Company recorded $36,000 and $45,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively. For the six months ended June 30, 2023 and 2024, the Company recorded $70,000 and $87,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively.

The Oaktree Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants requiring the Company to (i) maintain unrestricted cash of at least $15.0 million at all times, increasing to $20.0 million upon accessing the second tranche of the term loan and (ii) meet minimum quarterly net sales revenue targets.

As of June 30, 2024, future principal payments due under the Oaktree Agreement were as follows (in thousands):

Year ended:
December 31, 2024	$—
December 31, 2025	2,500
December 31, 2026	10,000
December 31, 2027	37,500
Total minimum principal payments	50,000
Less unamortized discount	(10,010)
Carrying value of term loan	$39,990

In conjunction with the closing of the Perceptive Financing (Note 13), the Company used a portion of the proceeds of the term loan to prepay all outstanding loans under the Oaktree Agreement, including the exit fee, on the Closing Date.

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

2024 At-the-Market Issuance Sales Agreement

Pursuant to the 2024 ATM Agreement, the Company could offer and sell shares of its common stock (the “2024 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of June 30, 2024.

11. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At June 30, 2024, there were 571,095 options outstanding under the 2014 Stock Plan.

As of June 30, 2024, there were 8,779,641 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 366,823 options that have been forfeited from the 2014 Stock Plan.

At June 30, 2024, there were 3,162,548 options available for issuance under the 2017 Stock Plan, 4,818,231 options outstanding and 732,807 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At June 30, 2024, there were 344,300 options available for issuance under the Inducement Plan, and 155,700 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2024
Risk-free interest rate	3.40% - 4.17%	3.78% - 4.59%
Expected dividend yield	0%	0%
Expected life	5.5-7.0 years	5.5-6.7 years
Expected volatility	77%-85%	77%-79%
Weighted-average grant date fair value	$5.31	$3.84

The following table summarizes information about stock option activity during the six months ended June 30, 2024 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2023	4,681,326	$6.09
Granted	1,056,047	5.48
Exercised	(8,411)	4.70
Forfeited	(183,936)	6.54
Outstanding, June 30, 2024	5,545,026	$5.96	7.06	$506
Vested and exercisable, June 30, 2024	3,386,606	$6.14	5.91	$455
Vested and expected to vest, June 30, 2024	5,087,634	$5.99	6.89	$497

24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. The share issuance has been recognized on the Company's Condensed Consolidated Statements of Stockholders' Equity for the quarter ending March 31, 2024.

The following table summarizes information about RSU activity during the six months ended June 30, 2024:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2023	368,411	$6.33
Granted	457,635	5.73
Released	(79,108)	6.14
Forfeited	(14,131)	5.92
RSUs outstanding at June 30, 2024	732,807	$5.98

Unrecognized compensation expense related to unvested options as of June 30, 2024 was $6.1 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.5 years. Unrecognized compensation expense related to unvested RSUs as of June 30, 2024 was $2.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.2 years.

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

During the six months ended June 30, 2024, 85,393 shares were issued under the ESPP. As of June 30, 2024, there were 1,377,173 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Research and development	$365	$410	$705	$775
General and administrative	814	1,081	1,454	2,156
Total	$1,179	$1,491	$2,159	$2,931

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2024 (in thousands):

Year ended:
December 31, 2024	$171
December 31, 2025	341
December 31, 2026	349
December 31, 2027	358
December 31, 2028	367
Thereafter	249
Total minimum lease payments	1,835
Less imputed interest	(461)
Total	$1,374

	Six Months Ended June 30,
	2023	2024
Lease cost:
Operating lease cost	$226	$172
Short-term lease cost	19	25
Total lease cost	$245	$197
Other information
Cash paid for amounts included in the measurement of lease liabilities	$326	$169
Operating cash flows from operating leases	$(101)	$7
Weighted-average remaining lease term - operating leases	0.5 years	5.2 years
Weighted-average discount rate - operating leases	10.2%	11.7%

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

In July 2024, the Company was notified that inventory was damaged during transport to a contract manufacturing organization. As a result, this inventory is unsaleable. The approximate value of the damaged inventory is $439,000. An insurance claim has been filed, but the Company has no assurance it will be successful in recouping any of the loss.

Perceptive Financing

On August 9, 2024 (the “Closing Date”), the Company entered into the Credit Agreement and Revenue Purchase and Sale Agreement. The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million funded immediately upon closing and (ii) $25.0 million (together with (i), the Term Loan”) that the Company may borrow in a single borrowing on or prior to March 31, 2026. The Company will use the proceeds of the Term Loan to (a) on the Closing Date, prepay all outstanding loans under the Oaktree Agreement, (b) support the Company’s commercialization efforts for FUROSCIX and (c) other working capital and general corporate purposes, including the payment of fees and expenses associated with the Credit Agreement.

Borrowings under the Term Loan will bear interest at a rate per annum equal to one-month term SOFR (subject to a 3.25% floor), plus an applicable margin of 6.75%, payable monthly in arrears. There will be no scheduled repayments of outstanding principal on the Term Loan prior to August 9, 2029 (the “Maturity Date”). The Company may voluntarily prepay the outstanding Term Loan, subject to a yield protection premium equal to (i) 5.0% of the principal amount of the Term Loan prepaid, if prepaid on or prior to the first anniversary of the Closing Date, (ii) 3.0% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, with no prepayment premium due after the third anniversary of the Closing date through the Maturity Date. On the Closing Date, the Company is required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of the Company’s common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance.

On the Closing Date, the Company also entered into the Revenue Purchase and Sale Agreement with the Purchaser. Under the Revenue Purchase and Sale Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of $50.0 million, in the aggregate, the Company has agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX. The Purchaser’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Purchaser Revenue Payments once the Purchaser receives 200.0% (subject to reductions on September 30, 2027 and September 30, 2029 depending on the amount of Revenue Payments received by such dates) of the Purchase Price. The Company may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser a tiered multiple on the Purchaser Price.

FDA Approval of Supplemental Drug Application Expanding the FUROSCIX Indication to Include NYHA Class IV Chronic Heart Failure

On August 12, 2024, the Company announced that the U.S. Food and Drug Administration (FDA) approved its supplemental new drug application to expand FUROSCIX® for the treatment of congestion due to fluid overload in adults with New York Heart Association Class IV chronic heart failure.

2024 Public Offering

On August 12, 2024, the Company entered into the Underwriting Agreement with the Underwriters, relating to an underwritten offering of 12,000,000 shares of the Company’s common stock, $0.0001 par value per share, and, in lieu of Common Stock to select investors, pre-funded warrants to purchase 500,000 shares of Common Stock.

The offering price of the Shares to the public is $4.00 per share, and the offering price of the Pre-funded Warrants to the public is $3.999 per underlying share, which is equal to the price per share of Common Stock being sold in this offering, minus $0.001, which is the exercise price per share of the Pre-funded Warrants. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,875,000 shares of Common Stock at a price of $4.00 per share, less underwriting discounts and commissions. On August 12, 2024, the Underwriters exercised this option in full. The closing of the Offering (including the sale of the Shares subject to the Underwriters’ option to purchase additional shares) took place on August 13, 2024.

The net proceeds from the Offering are expected to be approximately $53.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company does not intend to list the Pre-funded Warrants on Nasdaq or any other nationally recognized securities exchange or trading system.

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

In the third quarter of 2023, we received positive feedback from the FDA on key long-term growth initiatives. The first was for the potential expansion of the FUROSCIX indication to include NYHA Class IV heart failure patients. Based on the feedback, we filed for NYHA Class IV indication expansion in October 2023 with a PDUFA date set for August 10, 2024. The Company received approval of its supplemental drug application expanding the FUROSCIX indication in heart failure on August 9, 2024.

We are in the process of developing an 80mg/1mL autoinjector intended to provide an additional option to the on-body infusor for treatment of congestion due to fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an autoinjector, if successfully developed and approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We submitted an investigational new drug application (IND) in February 2024, initiated a pharmacokinetic/pharmacodynamic (PK/PD) study in April of 2024, and completed enrollment in May 2024 with data received in August 2024. We are targeting to submit a supplemental new drug application (sNDA) for the autoinjector by the end of 2024.

In early May of 2024 we submitted an sNDA seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with chronic kidney disease (CKD).The agency had previously confirmed that no additional clinical studies would be needed to expand the indication to CKD, provided that we can demonstrate an adequate PK/PD bridge to the listed drug, furosemide injection, 10mg/mL. The application was accepted for filing by the FDA in July 2024. The anticipated Prescription Drug User Fee Act (PDUFA) goal date for our sNDA seeking label expansion in patients with CKD is March 6, 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States including both chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and, if approved, chronic kidney disease with worsening symptoms due to fluid overload despite oral diuretics, to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $898 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $4,490, which can be significantly lower than the cost of a single hospitalization for worsening heart failure. Prevention of heart failure hospital admissions and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of heart failure admissions and readmissions to hospitals, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload.

We have secured positive coverage and a preferred formulary decision for FUROSCIX by a top five national commercial health plan, effective June 1, 2023, as well as national Medicaid coverage of FUROSCIX, effective July 1, 2023. In addition, in late October 2023, we reached an agreement with one of the largest closed integrated delivery networks (IDNs) in the United States, providing unrestricted access to FUROSCIX, without prior authorization, to over 8 million lives, at a fixed co-pay of $75 or less per prescription. As of November 1, 2023, FUROSCIX is on formulary as a preferred brand with one of the largest government retiree payer formularies, increasing the number of lives with preferred access to FUROSCIX by an additional 1.1 million lives. As of June 30, 2024, there have been approximately 2,700 unique prescribers of FUROSCIX. In the quarter ended June 30, 2024 approximately 9,300 FUROSCIX doses were filled.

In June 2024, another U.S. patent was granted, further strengthening our coverage of concentrated formulations of furosemide. We have progressed our development on multiple formulations described in the patent properties, have identified potential product candidates, and commenced a clinical study with our lead formulation.

Perceptive Financing

On August 9, 2024 (the "Closing Date"), we entered into a Credit Agreement and Guaranty (the "Credit Agreement"), by and among us, the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million (the “Tranche A Loan”) funded on the Closing Date, (ii) $25.0 million (the “Tranche B Loan” and, together with the Tranche A Loan, collectively, the “Term Loan”) that the we may borrow in a single borrowing on or prior to March 31, 2026; provided, in the case of the Tranche B Loan, that we and our subsidiaries have obtained certain regulatory approval and achieved certain net sales targets, each as described in the Credit Agreement. The Term Loan has a maturity date of August 9, 2029 (the “Maturity Date”). We will use the proceeds of the Term Loan to (x) on the Closing Date, prepay all outstanding loans under its existing credit facility with Oaktree Fund Administration, LLC, (y) support our commercialization efforts for FUROSCIX and (c) other working capital and general corporate purposes, including the payment of fees and expenses associated with the Credit Agreement.

Borrowings under the Term Loan will bear interest at a rate per annum equal to one-month term SOFR (subject to a 3.25% floor), plus an applicable margin of 6.75%, payable monthly in arrears. There will be no scheduled repayments of outstanding principal on the Term Loan prior to the Maturity Date. We may voluntarily prepay the outstanding Term Loan, subject to a yield protection premium equal to (i) 5.0% of the principal amount of the Term Loan prepaid, if prepaid on or prior to the first anniversary of the Closing Date, (ii) 3.0% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, with no prepayment premium due after the third anniversary of the Closing date through the Maturity Date. On the Closing Date, we are required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of our common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance.

Our obligations under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) will be guaranteed by any domestic subsidiaries of ours that become Guarantors (as defined in the Credit Agreement), subject to certain exceptions. The Borrowers’ and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, subject to certain customary thresholds and exceptions. As of the Closing Date, there are no Guarantors.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants requiring us to (i) maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $5.0 million at all times after the Closing Date and (ii) meet minimum quarterly net sales targets described in the Credit Agreement.

In addition, the Credit Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Term Loan, including cash. Under the Credit Agreement, an event of default will occur if, among other things, the we fail to make payments under the Credit Agreement (subject to specified periods), we or our subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches), a material adverse change occurs, we, our subsidiaries or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, we and/or our subsidiaries are unable to pay our debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 3.0% per annum may apply to all obligations owed under the Credit Agreement.

On the Closing Date, we entered into a revenue participation right purchase and sale agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser"). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser’s payment to the us of a purchase price of $50.0 million, in the aggregate subject to certain conditions at closing (the “Purchase Price”), we have agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX (the “Revenue Payment”) for each calendar quarter commencing on the effective date of the Revenue Purchase and Sale Agreement, subject to adjustments on June 30, 2028 and June 30, 2030 depending on the amount of Revenue Payments received by such dates. The Purchaser’s right to receive the Revenue Payment terminates and we no longer have the obligation to pay Purchaser Revenue Payments once the Purchaser receives 200.0% (subject to reductions on September 30, 2027 and September 30, 2029 depending on the amount of Revenue Payments received by such dates) of the Purchase Price. We may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser a tiered multiple on the Purchaser Price.

The Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

2024 Public Offering

On August 12, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named in Schedule A thereto (collectively, the “Underwriters”), relating to an underwritten offering of 12,000,000 shares (the “Shares”) of our common stock, $0.0001 par value per share (the “Common Stock”), and, in lieu of Common Stock to select investors, pre-funded warrants (the “Pre-funded Warrants”) to purchase 500,000 shares of Common Stock (the “Offering”).

The offering price of the Shares to the public is $4.00 per share, and the offering price of the Pre-funded Warrants to the public is $3.999 per underlying share, which is equal to the price per share of Common Stock being sold in this offering, minus $0.001, which is the exercise price per share of the Pre-funded Warrants. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,875,000 shares of Common Stock at a price of $4.00 per share, less underwriting discounts and commissions. On August 12, 2024, the Underwriters exercised this option in full. The closing of the Offering (including the sale of the Shares subject to the Underwriters’ option to purchase additional shares) took place on August 13, 2024.

The net proceeds from the Offering are expected to be approximately $53.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We do not intend to list the Pre-funded Warrants on Nasdaq or any other nationally recognized securities exchange or trading system.

We have funded our operations from inception through June 30, 2024 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock.

As of June 30, 2024, we had an accumulated deficit of $312.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

As of June 30, 2024, we had an accumulated deficit of approximately $312.5 million and cash and cash equivalents of $38.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including building our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30,		Increase
	2023	2024	(Decrease)
Product revenues, net	$1,638	$8,054	$6,416

Operating expenses:
Cost of product revenues	354	2,300	1,946
Research and development	2,934	2,677	(257)
Selling, general and administrative	12,096	17,508	5,412
Total operating expenses	15,384	22,485	7,101

Loss from operations	(13,746)	(14,431)	685
Other income (loss)	239	(1,189)	(1,428)
Interest income	1,363	664	(699)
Interest expense	(2,010)	(2,134)	124
Net loss	$(14,154)	$(17,090)	$2,936

Product revenues. Product revenues were $8.1 million for the three months ended June 30, 2024, compared to $1.6 million for the three months ended June 30, 2023. The increase of $6.4 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $2.3 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. Similar to product revenues, the increase of $1.9 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $2.7 million for the three months ended June 30, 2024, compared to $2.9 million for the three months ended June 30, 2023. The decrease of $0.3 million was primarily attributable to a $0.9 million decrease in pharmaceutical development costs. The decrease was partially offset by a $0.5 million increase in clinical study costs, and a $0.1 million increase in employee-related costs.

Selling, general and administrative expenses. SG&A expenses were $17.5 million for the three months ended June 30, 2024, compared to $12.1 million for the three months ended June 30, 2023. The increase of $5.4 million was primarily attributable to a $2.4 million increase in employee-related costs, a $1.4 million increase in commercial costs, a $1.4 million increase in product samples, a $0.3 million increase in patient support, and a $0.1 million increase in legal costs. The increase was partially offset by a $0.1 million decrease in professional service costs and $0.1 million decrease in taxes and insurance.

Other income (loss). Other loss was $1.2 million for the three months ended June 30, 2024, compared to other income of $0.2 million for the three months ended June 30, 2023. The increase in loss of $1.4 million was primarily attributable to the fair value adjustment to the derivative liability and foreign exchange losses in the three months ended June 30, 2024.

Interest income. Interest income was $0.7 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023. The decrease of $0.7 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $2.1 million for the three months ended June 30, 2024 compared to $2.0 million for the three months ended June 30, 2023. The increase of $0.1 million was due to amortization of costs associated with the Oaktree Agreement (as defined below).

Comparison of Six Months Ended June 30, 2023 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2024 (in thousands):

	Six Months Ended June 30,		Increase
	2023	2024	(Decrease)
Product revenues, net	$3,701	$14,156	$10,455

Operating expenses:
Cost of product revenues	959	4,085	3,126
Research and development	5,050	5,403	353
Selling, general and administrative	22,992	34,955	11,963
Total operating expenses	29,001	44,443	15,442

Loss from operations	(25,300)	(30,287)	4,987
Other income	1,229	1,783	554
Interest income	2,678	1,541	(1,137)
Interest expense	(3,971)	(4,235)	264
Net loss	$(25,364)	$(31,198)	$5,834

Product revenues. Product revenues were $14.2 million for the six months ended June 30, 2024, compared to $3.7 million for the six months ended June 30, 2023. The increase of $10.5 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $4.1 million for the six months ended June 30, 2024, compared to $1.0 million for the six months ended June 30, 2023. Similar to product revenues, the increase of $3.1 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $5.4 million for the six months ended June 30, 2024, compared to $5.1 million for the six months ended June 30, 2023. The increase of $0.4 million was primarily attributable to a $0.6 million increase in clinical study costs, a $0.5 million increase in device development costs, a $0.2 million increase in patent costs, and a $0.1 million increase in employee-related costs. The increase was partially offset by a $0.9 million decrease in pharmaceutical development costs, and a $0.1 million decrease in consulting and professional services costs.

Selling, general and administrative expenses. SG&A expenses were $35.0 million for the six months ended June 30, 2024, compared to $23.0 million for the six months ended June 30, 2023. The increase of $12.0 million was primarily attributable to a $6.3 million increase in employee-related costs, a $3.0 million increase in commercial costs, a $2.3 million increase in product samples, and a $0.7 million increase in patient support. The increase was partially offset by a $0.2 million decrease in taxes and insurance and $0.1 million decrease in professional service costs.

Other income. Other income was $1.8 million for the six months ended June 30, 2024, compared to $1.2 million for the six months ended June 30, 2023. The increase in income of $0.6 million was primarily attributable to the fair value adjustment to the derivative liability in the six months ended June 30, 2024, offset by expired financing costs.

Interest income. Interest income was $1.5 million for the six months ended June 30, 2024, compared to $2.7 million for the six months ended June 30, 2023. The decrease of $1.1 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $4.2 million for the six months ended June 30, 2024 compared to $4.0 million for the six months ended June 30, 2023. The increase of $0.3 million was due to amortization of costs associated with the Oaktree Agreement (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through June 30, 2024 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of June 30, 2024, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $48.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank and our previous term loan under the Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $100.0 million in three tranches; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $15.2 million from the sale of common stock in our 2021 at-the-market offering. As of June 30, 2024, we had cash and cash equivalents of $38.5 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits. Our existing cash and cash equivalents, including the available proceeds from the Credit Agreement, the Revenue Purchase and Sale Agreement, and the underwritten offering, each as described below, will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

On March 13, 2024, we amended and restated the 2021 ATM Agreement where we entered into an Open Market Sales Agreement with Cowen with respect to an at-the-market offering program under which we could offer and sell the 2024 ATM Shares, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the our shelf registration statement of Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of June 30, 2024. Please see Note 10. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

On October 13, 2022, we entered into the Oaktree Agreement which established a $100.0 million term loan facility. Our contractual commitments under the Oaktree Agreement as of June 30, 2024 consisted of an aggregate of $68.4 million in repayment obligations, inclusive of related interest amounts and final fee in the amount of $1.0 million. Please see Note 9. Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

On August 9, 2024, we entered into the Credit Agreement and Revenue Purchase and Sale Agreement. The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million funded immediately and (ii) $25.0 million that we may borrow in a single borrowing on or prior to March 31, 2026. Under the Revenue Purchase and Sale Agreement, in exchange for the Purchaser's payment to us of a purchase price of $50.0 million, in the aggregate, we have agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX. In conjunction with the closing of the Credit Agreement financing, we used a portion of the proceeds of the term loan to prepay all outstanding loans under the Oaktree Agreement.

On August 12, 2024, we entered into the Underwriting Agreement with the Underwriters, relating to an underwritten offering of 12,000,000 shares of our common stock, $0.0001 par value per share, and, in lieu of Common Stock to select investors, pre-funded warrants to purchase 500,000 shares of Common Stock. The net proceeds from the Offering are expected to be approximately $53.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and commercialization of FUROSCIX. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we continue to incur additional costs as a result of operating as a public company. We plan to continue to fund our operations through cash and cash equivalents on hand. Additionally, we expect to have access to funds pursuant to our at-the-market offering program with Cowen and Company, LLC, or we could otherwise seek additional funding through a combination of public or private equity offerings if we believe additional resources are needed. Our future capital requirements will depend on many factors, including without limitation:

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

29

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2024
Net cash (used in) provided by:
Operating activities	$(30,635)	$(37,928)
Investing activities	16,427	29,320
Financing activities	14,315	298
Net increase (decrease) in cash and cash equivalents	$107	$(8,310)

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $37.9 million, consisting primarily of a net loss of $31.2 million and an increase in net operating assets of $8.9 million. This was offset by non-cash charges of $2.2 million. The increase in net operating assets is related to accounts receivable and inventory to support the ongoing commercial operations of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustment to the derivative liability and accretion of premium on investments.

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

Net Cash Provided by Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $29.3 million, consisting of maturities of short-term investments.

During the six months ended June 30, 2023, net cash provided by investing activities was $16.4 million, consisting primarily of maturities of short-term investments, net of purchases.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $0.3 million due to purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises, offset by amounts paid to settle restricted stock unit tax withholding obligations.

During the six months ended June 30, 2023, net cash provided by financing activities was $14.3 million, consisting of proceeds from the 2021 ATM Agreement, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2024.

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

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2024, our aggregate outstanding indebtedness was $50.0 million, which bears interest per annum equal to three-month term SOFR (subject to a 1.00% floor and a 3.00% cap), plus applicable margin of 8.75%. Due to the cap on SOFR in our outstanding indebtedness and the current SOFR rate, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our debt instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at a reasonable assurance level due to the continued material weakness in our internal control over financial reporting as described below and in Item 9A, Controls and Procedures, in our Annual Report which was filed on March 13, 2024.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements our Annual Report on Form 10-K, management identified a material weakness related to the controls, processes and procedures over the fair value accounting associated with the embedded derivative liability in connection with the Oaktree Agreement. Please see Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of the Oaktree Agreement. Specifically, the calculation performed by our third-party valuation specialist during the fourth quarter of fiscal 2023 as it relates to fair value accounting for the liability included errors resulting in an overstatement in the fair value of the liability. We made adjustments necessary to properly reflect the fair value of the derivative liability in the financial statements included in our Annual Report. There were no changes to previously released financial results as a result of this material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.4

Warrant, dated August 9, 2024, issued by scPharmaceuticals, Inc. to Perceptive Credit holdings IV, LP (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on August 12, 2024).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38293) filed on August 13, 2024.

10.1

Credit Agreement and Guaranty, by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lender, dated August 9, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on August 12, 2024).

10.2	Revenue Purchase and Sale Agreement, dated August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on August 12, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: August 14, 2024	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)