Form 10-Q
period 2024-09-30
scPharmaceuticals Inc.
filed 2024-11-13
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the Registrant had 50,040,134 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, the potential development of an autoinjector and related benefits and timing thereof, including as related to a sNDA application, the potential expansion of the FUROSCIX indication to include treatment of edema in patients with chronic kidney disease, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the funds available under the Credit Agreement and Revenue Purchase and Sale Agreement and the timing thereof, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our ability to remediate any material weakness, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2023	2024
Assets
Current assets
Cash and cash equivalents	$46,814	$91,484
Short-term investments	29,199	-
Accounts receivable, net	4,489	9,217
Inventory, net	8,840	18,107
Prepaid expenses	2,436	3,373
Deposits and other current assets	1,160	1,148
Total current assets	92,938	123,329
Property and equipment, net	58	51
Right-of-use lease assets - operating, net	1,401	1,330
Deposits and other assets	82	359
Total assets	$94,479	$125,069
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,001	$5,003
Accrued expenses	8,901	9,868
Lease obligation - operating, short-term	176	231
Other current liabilities	56	162
Total current liabilities	13,134	15,264
Term loan, long-term	38,811	51,099
Revenue purchase and sale liability	-	26,830
Derivative liability	3,857	-
Lease obligation - operating, long-term	1,282	1,167
Other liabilities	177	-
Total liabilities	57,261	94,360
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2024; 35,968,510 and 50,040,134 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively	4	5
Additional paid-in capital	318,561	378,353
Accumulated deficit	(281,346)	(347,649)
Accumulated other comprehensive income	(1)	-
Total stockholders’ equity	37,218	30,709
Total liabilities and stockholders’ equity	$94,479	$125,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Product revenues, net	$3,796	$10,026	$7,497	$24,182

Operating expenses:
Cost of product revenues	1,079	3,311	2,038	7,396
Research and development	3,421	3,541	8,471	8,944
Selling, general and administrative	14,135	21,320	37,127	56,275
Total operating expenses	18,635	28,172	47,636	72,615

Loss from operations	(14,839)	(18,146)	(40,139)	(48,433)
Loss on extinguishment of debt	-	(13,032)	-	(13,032)
Change in fair value of term loan	-	(2,954)	-	(2,954)
Change in fair value of revenue purchase and sale liability	-	(1,830)	-	(1,830)
Other (expense) income	(36)	1,804	1,193	3,587
Interest income	1,301	903	3,979	2,444
Interest expense	(2,060)	(1,850)	(6,031)	(6,085)
Net loss	$(15,634)	$(35,105)	$(40,998)	$(66,303)
Net loss per share — basic and diluted	$(0.41)	$(0.75)	$(1.07)	$(1.60)
Weighted average common shares outstanding — basic and diluted	38,760,895	46,558,474	38,421,676	41,516,917

Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$4	$-	$(34)	$1
Comprehensive loss	$(15,630)	$(35,105)	$(41,032)	$(66,302)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
At December 31, 2023	35,968,510	$4	$318,561	$(281,346)	$(1)	$37,218
Net loss	—	—	—	(14,108)	—	(14,108)
Issuance of common stock upon exercise of stock options	32,754	—	181	—	—	181
Vesting of restricted stock	53,145	—	(166)	—	—	(166)
Stock-based compensation	—	—	1,440	—	—	1,440
Unrealized gain on short-term investments	—	—	—	—	1	1
At March 31, 2024	36,054,409	4	320,016	(295,454)	—	24,566
Net loss	—	—	—	(17,090)	—	(17,090)
Issuance of common stock through employee stock purchase plan	85,393	—	283	—	—	283
Stock-based compensation	—	—	1,491	—	—	1,491
At June 30, 2024	36,139,802	4	321,790	(312,544)	—	9,250
Net loss	—	—	—	(35,105)	—	(35,105)
Issuance of warrants (Note 9)	—	—	1,744	—	—	1,744
Issuance of common stock and pre-funded warrants in common stock offering, net of issuance costs (Note 10)	13,875,000	1	53,546	—	—	53,547
Issuance of common stock upon exercise of stock options	21,792	—	47	—	—	47
Vesting of restricted stock	3,540	—	—	—	—	—
Stock-based compensation	—	—	1,226	—	—	1,226
At September 30, 2024	50,040,134	$5	$378,353	$(347,649)	$—	$30,709

At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(11,210)	—	(11,210)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	1,511,157	1	13,627	—	—	13,628
Stock-based compensation	—	—	980	—	—	980
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
At March 31, 2023	35,769,073	4	313,541	(237,746)	8	75,807
Net loss	—	—	—	(14,154)	—	(14,154)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 10)	33,333	—	332	—	—	332
Issuance of common stock upon exercise of stock options	18,000	—	101	—	—	101
Issuance of common stock through employee stock purchase plan	29,076	—	176	—	—	176
Stock-based compensation	—	—	1,179	—	—	1,179
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
At June 30, 2023	35,849,482	4	315,329	(251,900)	(6)	63,427
Net loss	—	—	—	(15,634)	—	(15,634)
Issuance of common stock upon exercise of stock options	9,563	—	68	—	—	68
Stock-based compensation	—	—	1,281	—	—	1,281
Unrealized gain on short-term investments	—	—	—	—	4	4
At September 30, 2023	35,859,045	$4	$316,678	$(267,534)	$(2)	$49,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities
Net loss	$(40,998)	$(66,303)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	18	16
Reduction in carrying value of operating right-of-use lease assets	468	71
Accretion on short-term investments	(1,570)	(120)
Allowance for excess, damaged and obsolete inventory	—	75
Stock-based compensation	3,440	4,157
Non-cash interest expense	1,576	1,562
Fair value adjustment to derivative liability	(1,214)	(3,857)
Fair value adjustment to term loan	—	2,954
Fair value adjustment to revenue purchase and sale liability	—	1,830
Debt issuance costs	—	4,487
Loss on extinguishment of debt	—	13,032
Changes in operating assets and liabilities
Accounts receivable	(4,175)	(4,728)
Inventory	(5,893)	(9,343)
Prepaid expenses and other assets	867	(1,203)
Accounts payable, accrued expenses and other liabilities	3,395	2,018
Net cash used in operating activities	(44,086)	(55,352)
Cash flows from investing activities
Purchases of property and equipment	(3)	(9)
Maturities of short-term investments	44,100	29,320
Purchases of short-term investments	(50,595)	-
Net cash (used in) provided by investing activities	(6,498)	29,311
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	—	53,547
Proceeds from term loan, net	—	46,772
Proceeds from revenue participation agreement, net	—	23,629
Proceeds from employee stock purchase plan	176	283
Proceeds from the exercise of vested stock options	169	228
Proceeds from at-the-market offering, net	14,038	—
Principal payments on term loan	—	(50,000)
Prepayment and legal fees	—	(2,582)
Payment of term loan final fee	—	(1,000)
Settlement of restricted stock units for tax withholding obligations	—	(166)
Net cash provided by financing activities	14,383	70,711
Net (decrease) increase in cash and cash equivalents	(36,201)	44,670
Cash and cash equivalents at beginning of period	71,243	46,814
Cash and cash equivalents at end of period	$35,042	$91,484
Supplemental cash flow information
Interest paid	$4,455	$4,556
Taxes paid	$196	$174
Supplemental disclosure of non-cash activities
Fair value of warrants issued	$—	$1,855
Transfer of issuance costs from other noncurrent assets to equity	$79	$—
Operating right-of-use asset received in exchange for lease obligations	$1,437	$71

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

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2023 and 2024 and condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Liquidity

As of September 30, 2024, the Company had an accumulated deficit of approximately $347.6 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of September 30, 2024, the Company had cash and cash equivalents of $91.5 million. On October 13, 2022, the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the lenders (Note 9). On August 9, 2024 (the "Closing Date"), the Company entered into a Credit Agreement and Guaranty (the "Credit Agreement") with the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent") (Note 9). On the Closing Date, the Company also entered into a Revenue Participation Right Purchase and Sale Agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser") (Note 9). The Company used the proceeds of the Credit Agreement and the Revenue Purchase and Sale Agreement to, on the Closing Date, prepay all outstanding obligations under the Oaktree Agreement, including the payment of fees and expenses associated with the Oaktree Agreement. In addition, on August 13, 2024, the Company completed an underwritten public offering of shares of its common stock (and, in lieu of such shares of common stock to selected investors, pre-funded warrants to purchase shares of its common stock) with net proceeds of $53.5 million (Note 10).

The Company's existing cash and cash equivalents will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have access to funds pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 10), or could otherwise seek additional funding through a combination of public or private equity offerings if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2023 and September 30, 2024, three customers represented 99% and two customers represented 98% of accounts receivable, respectively. For the three and nine months ended September 30, 2024, two customers represented 98% and three customers represented 99% of revenue, respectively. For the three and nine months ended September 30, 2023, two customers represented 92% and one customer represented 88% of revenue, respectively.

The Company has a limited number of suppliers and contract manufacturers utilized in the production of its product. As of December 31, 2023 and September 30, 2024, one supplier represented 47% and three suppliers represented 49% of accounts payable, respectively. For the three and nine months ended September 30, 2024, two suppliers represented 45% and 49% of purchases, respectively. For the three and nine months ended September 30, 2023, one supplier represented 29% and two suppliers represented 40% of purchases, respectively.

The Company depends on suppliers for raw materials, active pharmaceutical ingredients, and other components that are subject to stringent FDA requirements. Some of these materials may only be available from one or a limited number of sources. Establishing additional or replacement suppliers may take a substantial period of time, as suppliers must be approved by the FDA. If the Company is unable to secure, on a timely basis, sufficient quantities of the materials it depends on to manufacture its products, it could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

Debt Issuance Costs

Debt issuance costs have been amortized to interest expense using the effective interest rate method over the term of the debt. Debt issuance costs paid to the lender and third parties are reflected as a discount to the debt in the consolidated balance sheet as of December 31, 2023.

Fair Value Option

As permitted under Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for the Credit Agreement and the Revenue Purchase and Sale Agreement (collectively, the "Perceptive Financing"). In accordance with ASC 825, the Company records these instruments at fair value with changes in fair value recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the Perceptive Financing were expensed as incurred and were not deferred.

The Company elected to account for the Perceptive Financing using the fair value option, which allows for valuing the Credit Agreement and the Revenue Purchase and Sale Agreement in their entirety versus bifurcation of the embedded derivatives.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customer (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. The Company has identified one performance obligation, the delivery of FUROSCIX to its customers. The Company has not incurred any incremental costs associated with obtaining contracts with customers. The Company’s revenues consist solely of the sale of FUROSCIX to customers in the United States.

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

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded to reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At September 30, 2024, the Company had no such accruals.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net loss	$(15,634)	$(35,105)	$(40,998)	$(66,303)
Weighted-average shares used in computing net loss per share	38,760,895	46,558,474	38,421,676	41,516,917
Net loss per share, basic and diluted	$(0.41)	$(0.75)	$(1.07)	$(1.60)

Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Stock options to purchase common stock	4,722,050	5,445,475	4,722,050	5,445,475
Warrants to purchase common stock	516,345	1,016,345	516,345	1,016,345
Unvested restricted stock units	339,556	721,766	339,556	721,766
Total	5,577,951	7,183,586	5,577,951	7,183,586

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2023 consisted of the following (in thousands):

	At December 31, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$13,967	$2	$-	$13,969
Commercial paper	$9,427	$-	$(2)	9,425
Corporate bonds	3,815	-	-	3,815
United States Government Agency securities	1,991	-	(1)	1,990
Total	$29,200	$2	$(3)	$29,199

The Company did not have any investments as of September 30, 2024.

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2023	September 30, 2024
Raw materials	$4,256	$6,874
Work-in-process	4,188	10,363
Finished goods	396	870
	$8,840	$18,107

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of FUROSCIX in October 2022 and has not recorded any significant inventory write-downs since that time. At December 31, 2023 and September 30, 2024, the Company has an allowance for excess, damaged and obsolete inventory in the amount of $0 and $75,000, respectively. The Company currently uses a limited number of third-party contract manufacturing organizations ("CMOs") to produce its inventory.

6. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2023	September 30, 2024
Office equipment	5 years	$31	$31
Office furniture	7 years	64	73
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	9	9
		119	128
Less: Accumulated depreciation		(61)	(77)
Property and equipment, net		$58	$51

Depreciation expense for the three months ended September 30, 2023 and 2024 was $6,000 and $5,000, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2024 was $18,000 and $16,000, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	September 30, 2024
Employee compensation and related costs	$4,375	$3,891
Manufacturing costs	434	2,260
Sales returns and allowances and related costs	1,418	1,477
Contract research and development	1,202	1,240
Consulting and professional service fees	945	658
Royalty	249	259
Inventory in transit	150	—
Other	128	83
Total accrued expenses	$8,901	$9,868

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

The carrying values of the Company’s cash, prepaid expenses and deposits approximate their fair values due to their short-term nature.

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,202	$44,202	$—	$—
Total cash equivalents	44,202	44,202	—	—

United States Treasury securities	13,969	13,969	-	—
Commercial paper	9,425	—	9,425	—
Corporate bonds	3,815	—	3,815	—
United States Government Agency securities	1,990	—	1,990	—
Investments	29,199	13,969	15,230	—

Total	$73,401	$58,171	$15,230	$—
Liabilities:
Derivative liability	$3,857	$—	$—	$3,857

Total	$3,857	$—	$—	$3,857

	As of September 30, 2024
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$90,346	$90,346	$—	$—

Total	$90,346	$90,346	$—	$—

Liabilities:
Term loan	$51,099	$—	$—	$51,099
Revenue purchase and sale liability	26,830	—	—	26,830

Total	$77,929	$—	$—	$77,929

The Company measures the term loan and the revenue purchase and sale liability from the Perceptive Financing at fair value based on significant inputs not observable in the market, which causes them to be classified as Level 3 measurements within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the Perceptive Financing related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the term loan was measured as of September 30, 2024, using a binomial lattice model to account for the dynamic nature of interest rate fluctuations and the strategic exercise of the certain optional prepayment features. Three variations of such binomial lattice models were utilized: the Black-Derman-Toy ("BDT"), Hull-White, and Ho-Lee models, each incorporating assumptions of future interest rate curves.

The fair value of the revenue purchase and sale liability was measured as of September 30, 2024, using a hybrid methodology between the discounted cash flow ("DCF") and Monte Carlo simulation method (“MCS”), utilizing future cash flow projections and assumptions of the timing and probability of certain contingent events, such as the occurrence of a change of control and the exercise of call and put options. A discount rate of 20.5% was used.

The fair values of the term loan and the revenue purchase and sale liability may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

Changes in the fair value of the Company's Level 3 liabilities for the nine months ended September 30, 2024 are as follows (in thousands):

	Derivative Liability	Term Loan	Revenue purchase and sale liability
At December 31, 2023	$3,857	$—	$—
Initial fair value	—	48,145	25,000
Change in fair value	(3,857)	2,954	1,830
At September 30, 2024	$—	$51,099	$26,830

9. Financial Liabilities

Perceptive Financing

The following table presents the fair value of the Company's debt balance as of September 30, 2024 (in thousands):

September 30, 2024
Par value of the term loan	$50,000
Initial fair value adjustment	(1,855)
Fair value of the term loan at issuance	48,145
Change in fair value of the term loan	2,954
Total fair value of the term loan	$51,099

On the Closing Date, the Company entered into the Credit Agreement. The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million funded on the Closing Date ("Tranche A Loan") and (ii) subject to satisfaction of certain conditions, $25.0 million (together with the Tranche A Loan, collectively, the "Term Loan") that the Company may borrow in a single borrowing on or prior to March 31, 2026.

Borrowings under the Term Loan bear interest at a rate per annum equal to the one-month term SOFR (subject to a 3.25% floor), plus an applicable margin of 6.75%, payable monthly in arrears. There will be no scheduled repayments of outstanding principal on the Term Loan prior to August 9, 2029 (the “Maturity Date”). The Company may voluntarily prepay the outstanding Term Loan, subject to a yield protection premium equal to (i) 5.0% of the principal amount of the Term Loan prepaid, if prepaid on or prior to the first anniversary of the Closing Date, (ii) 3.0% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, with no prepayment premium due after the third anniversary of the Closing date through the Maturity Date.

On the Closing Date, the Company was required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of the Company’s common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902. Upon the completion of the sale of common stock on August 13, 2024 (Note 10), the exercise price of the warrants was adjusted to $4.00 according to the terms of the agreement. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the residual method, and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholder’s equity in the amount of $1.6 million. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $4.33, the exercise price per warrant equal to $4.00, the expected volatility of 87.5%, the risk-free interest rate of 3.83%, the contractual term of 6 years and the absence of a dividend. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance.

In addition to the Warrant, the Company will be required to issue to the Lenders warrants to purchase 200,000 of shares of the Company's common stock (the "Tranche B Warrant") upon the draw down of the second tranche of the Term Loan on or prior to March 31, 2026. These warrants were accounted for using the residual method and were recorded on a relative fair value basis, resulting in an increase to additional paid-in capital on the consolidated statement of stockholder's equity in the amount of $0.2 million. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $4.33, the exercise price per warrant equal to $4.00, the expected volatility of 82.5%, the risk-free interest rate of 3.87%, the contractual term of 7.64 years and the absence of a dividend. The Tranche B Warrant will expire 6 years from the date of issuance.

The Company's obligations under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) will be guaranteed by any domestic subsidiaries of ours that become Guarantors (as defined in the Credit Agreement), subject to certain exceptions. The Borrowers’ and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, subject to certain customary thresholds and exceptions.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including financial covenants requiring the Company to (i) maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $5.0 million at all times after the Closing Date and (ii) meet minimum quarterly net sales targets described in the Credit Agreement.

In addition, the Credit Agreement contains customary events of default that entitle the Agent to cause the Company's indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Term Loan, including cash. Under the Credit Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Credit Agreement (subject to specified periods), the Company or its subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches), a material adverse change occurs, the Company, its subsidiaries or its respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, the Company and/or its subsidiaries are unable to pay its debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 3.0% per annum may apply to all obligations owed under the Credit Agreement.

On the Closing Date, the Company also entered into the Revenue Purchase and Sale Agreement with the Purchaser. Under the Revenue Purchase and Sale Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of up to $50.0 million, in the aggregate, the Company has agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX. The initial sale of the Revenue Payment under the Revenue Purchase and Sale Agreement in the amount of $25.0 million took place on the Closing Date. The Purchaser’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Purchaser Revenue Payments once the Purchaser receives 200.0% (subject to reductions on September 30, 2027 and September 30, 2029 depending on the amount of Revenue Payments received by such dates) of the Purchase Price. The Company may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser a tiered multiple on the Purchaser Price.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

Certain conversion and redemption features of the Perceptive Financing would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreements, the Company has elected the fair value option for the Perceptive Financing and will record the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. The initial fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $48.1 million and $25.0 million, respectively. As of September 30, 2024, the fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $51.1 million and $26.8 million, respectively. Refer to Note 8, “Fair Value of Financial Instruments” for additional details regarding the fair value measurement.

In conjunction with the closing of the Perceptive Financing, the Company used a portion of the proceeds to prepay all outstanding loans under the Oaktree Agreement, including the exit fee, on the Closing Date.

Oaktree Agreement

The following table presents the carrying value of the Company's debt balance as of December 31, 2023 (in thousands):

December 31, 2023
Face value	$50,000
Discount	(11,189)
Total	38,811
Less: current portion	—
Long-term portion	$38,811

On October 13, 2022 (“Oaktree Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $100.0 million in three tranches with a maturity date of October 13, 2027.

The first tranche of $50.0 million was drawn immediately. In connection with entering into the Oaktree Agreement, the Company granted warrants to Oaktree to purchase up to an aggregate of 516,345 shares of the Company’s common stock at an exercise price of $5.40 per share. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholder’s equity. The relative fair value of the warrants, $2.0 million, was reflected as a discount to the term loan and was amortized using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $5.50, the exercise price per warrant equal to $5.40, the expected volatility of 77%, the risk-free interest rate of 4.11%, the contractual term of 7 years and the absence of a dividend. The warrants are immediately exercisable and the exercise period expires on October 13, 2029.

The Company identified a number of embedded derivatives that required bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include contingent interest rate reset upon event of default, contingent put options, including change in control and going concern provisions, and additional costs as a result of changes in law. These embedded features met the criteria requiring these to be bifurcated because they were not clearly and closely related to the host instrument in accordance with ASC 815-15. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a hybrid between the discounted cash flow and Monte Carlo simulation methods. This involved significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control. The initial recognition of the embedded derivative liability upon issuance of the Term Loan was $8.9 million.

Prepayments of the term loan, in whole or in part, were subject to a prepayment fee. The Company was also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement.

In connection with the Credit Agreement, the Company paid off all unpaid borrowings under the Oaktree Agreement on August 9, 2024, including the $1.0 million exit fee and a prepayment premium of $2.6 million. For the three months ended September 30, 2023 and 2024, the Company recorded $521,000 and $276,000 related to the amortization of the debt discount associated with the Oaktree Agreement, respectively. For the nine months ended September 30, 2023 and 2024, the Company recorded $1.5 million and $1.5 million related to the amortization of the debt discount associated with the Oaktree Agreement, respectively. For the three months ended September 30, 2023 and 2024, the Company recorded $38,000 and $20,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively. For the nine months ended September 30, 2023 and 2024, the Company recorded $108,000 and $107,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively.

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

2024 At-the-Market Issuance Sales Agreement

Pursuant to the 2024 ATM Agreement, the Company could offer and sell shares of its common stock (the “2024 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024 (the "2024 Registration Statement"). There were no shares issued under the 2024 ATM Program as of September 30, 2024.

Sale of Common Stock

On August 13 2024, the Company completed an underwritten public offering of 13,875,000 shares of its common stock, $0.0001 par value per share (the "2024 Offering Shares"), and, in lieu of shares of common stock to certain select investors, pre-funded warrants to purchase up to an aggregate of 500,000 shares of common stock at an exercise price equal to $0.001 per share, pursuant to the 2024 Registration Statement.

The 2024 Offering Shares were sold at an offering price of $4.00 per share. The pre-funded warrants were sold at an offering price of $3.999 per underlying share, which was equal to the price per share of common stock being sold in this offering, minus $0.001, which is the exercise price per share of the pre-funded warrants. The pre-funded warrants were accounted for as equity instruments. Net proceeds of the offering were $53.5 million, after deducting underwriting discounts, commissions and offering expenses.

11. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At September 30, 2024, there were 555,427 options outstanding under the 2014 Stock Plan.

As of September 30, 2024, there were 8,769,977 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 366,823 options that have been forfeited from the 2014 Stock Plan.

At September 30, 2024, there were 3,206,310 options available for issuance under the 2017 Stock Plan, 4,775,676 options outstanding and 721,766 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At September 30, 2024, there were 385,628 options available for issuance under the Inducement Plan, and 114,372 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2024
Risk-free interest rate	3.40% - 4.23%	3.66% - 4.59%
Expected dividend yield	0%	0%
Expected life	5.5-6.98 years	5.5-6.7 years
Expected volatility	77%-85%	76%-79%
Weighted-average grant date fair value	$5.36	$3.81

The following table summarizes information about stock option activity during the nine months ended September 30, 2024 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2023	4,681,326	$6.09
Granted	1,119,772	5.43
Exercised	(30,203)	2.85
Forfeited	(325,420)	6.46
Outstanding, September 30, 2024	5,445,475	$5.95	6.81	$725
Vested and exercisable, September 30, 2024	3,517,499	$6.15	5.76	$606
Vested and expected to vest, September 30, 2024	5,081,614	$5.98	6.66	$709

24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. The share issuance has been recognized on the Company's Condensed Consolidated Statements of Stockholders' Equity for the quarter ending March 31, 2024.

The following table summarizes information about RSU activity during the nine months ended September 30, 2024:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2023	368,411	$6.33
Granted	471,790	5.70
Released	(82,818)	6.33
Forfeited	(35,617)	6.24
RSUs outstanding at September 30, 2024	721,766	$5.93

Unrecognized compensation expense related to unvested options as of September 30, 2024 was $5.2 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.3 years. Unrecognized compensation expense related to unvested RSUs as of September 30, 2024 was $2.4 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.0 years.

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

During the nine months ended September 30, 2024, 85,393 shares were issued under the ESPP. As of September 30, 2024, there were 1,377,173 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Research and development	$370	$385	$1,075	$1,160
General and administrative	911	842	2,365	2,997
Total	$1,281	$1,227	$3,440	$4,157

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2024 (in thousands):

Year ended:
December 31, 2024	$96
December 31, 2025	381
December 31, 2026	376
December 31, 2027	358
December 31, 2028	367
Thereafter	249
Total minimum lease payments	1,827
Less imputed interest	(429)
Total	$1,398

	Nine Months Ended September 30,
	2023	2024
Lease cost:
Operating lease cost	$497	$261
Short-term lease cost	28	35
Total lease cost	$525	$296
Other information
Cash paid for amounts included in the measurement of lease liabilities	$489	$258
Operating cash flows from operating leases	$8	$10
Weighted-average remaining lease term - operating leases	5.5 years	4.8 years
Weighted-average discount rate - operating leases	11.6%	12.1%

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

OVERVIEW

We are a pharmaceutical company focused on developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is designed to enable the subcutaneous administration of therapies that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our technology has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our approved product, FUROSCIX, consists of our novel formulation of furosemide delivered via West Pharmaceutical Services, Inc.'s, or West’s, on-body infusor, which delivers an 80 mg/10 mL dose over 5 hours. On October 10, 2022, we announced that the U.S. Food and Drug Administration, or FDA, approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association, or NYHA, Class II/III chronic heart failure. Subsequently, we announced the approval of our supplemental drug application expanding the FUROSCIX indication in heart failure on August 9, 2024 to include NYHA Class IV heart failure patients. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. IV equivalence was established in a clinical study in which FUROSCIX demonstrated 99.6% bioavailability (90% CI: 94.8%-104.8%) and 8-hour urine output of 2.7 L which was similar to subjects receiving intravenous furosemide. The commercial launch of FUROSCIX for congestion in patients with chronic heart failure commenced in the first quarter of 2023.

We are in the process of developing an 80mg/1mL autoinjector intended to provide an additional option to the on-body infusor for treatment of congestion due to fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an autoinjector, if successfully developed and approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We submitted an investigational new drug application (IND) in February 2024, initiated a pharmacokinetic/pharmacodynamic (PK/PD) study in April of 2024, and completed enrollment in May 2024 with data received in August 2024. We are targeting to submit a supplemental new drug application (sNDA) for the autoinjector in January 2025.

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

On October 7, 2024, the Company was notified that the FDA awarded 3-year exclusivity to FUROSCIX on the basis of clinical investigations conducted by the Company that were essential to approval. As a result, the FDA may not approve a subsequent product for subcutaneous administration of furosemide for 3 years from the date of approval of FUROSCIX, or October 7, 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States including both chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and, if approved, chronic kidney disease with worsening symptoms due to fluid overload despite oral diuretics, to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $947 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $4,735, which can be significantly lower than the cost of a single hospitalization for worsening heart failure. Prevention of heart failure hospital admissions and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of heart failure admissions and readmissions to hospitals, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload. In the quarter ended September 30, 2024 approximately 10,800 FUROSCIX doses were filled.

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

Borrowings under the Term Loan bear interest at a rate per annum equal to the one-month term SOFR (subject to a 3.25% floor), plus an applicable margin of 6.75%, payable monthly in arrears. There will be no scheduled repayments of outstanding principal on the Term Loan prior to the Maturity Date. We may voluntarily prepay the outstanding Term Loan, subject to a yield protection premium equal to (i) 5.0% of the principal amount of the Term Loan prepaid, if prepaid on or prior to the first anniversary of the Closing Date, (ii) 3.0% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, with no prepayment premium due after the third anniversary of the Closing date through the Maturity Date. On the Closing Date, we were required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of our common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance. Upon the completion of the sale of common stock on August 13, 2024, the exercise price of the Warrants was adjusted to $4.00 according to the terms of the agreement. Please see Note 10. Stockholder's Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

On the Closing Date, we entered into a revenue participation right purchase and sale agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser"). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser’s payment to us of a purchase price of $50.0 million, in the aggregate subject to certain conditions at closing (the “Purchase Price”), we have agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX (the “Revenue Payment”) for each calendar quarter commencing on the effective date of the Revenue Purchase and Sale Agreement, subject to adjustments on June 30, 2028 and June 30, 2030 depending on the amount of Revenue Payments received by such dates. The Purchaser’s right to receive the Revenue Payment terminates and we no longer have the obligation to pay Purchaser Revenue Payments once the Purchaser receives 200.0% (subject to reductions on September 30, 2027 and September 30, 2029 depending on the amount of Revenue Payments received by such dates) of the Purchase Price. We may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser a tiered multiple on the Purchaser Price.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

2024 Public Offering

On August 12, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named in Schedule A thereto (collectively, the “Underwriters”), relating to an underwritten offering of 12,000,000 shares (the “Shares”) of our common stock, $0.0001 par value per share (the “Common Stock”), and, in lieu of Common Stock to select investors, pre-funded warrants (the “Pre-funded Warrants”) to purchase 500,000 shares of Common Stock.

The offering price of the Shares to the public was $4.00 per share, and the offering price of the Pre-funded Warrants to the public was $3.999 per underlying share, which was equal to the price per share of Common Stock being sold in the offering, minus $0.001, which is the exercise price per share of the Pre-funded Warrants. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,875,000 shares of Common Stock at a price of $4.00 per share, less underwriting discounts and commissions. On August 12, 2024, the Underwriters exercised this option in full. The closing of the offering (including the sale of the Shares subject to the Underwriters’ option to purchase additional shares) took place on August 13, 2024.

The net proceeds from the offering were $53.5 million, after deducting underwriting discounts, commissions and offering expenses. We do not intend to list the Pre-funded Warrants on Nasdaq or any other nationally recognized securities exchange or trading system.

We have funded our operations from inception through September 30, 2024 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock.

As of September 30, 2024, we had an accumulated deficit of approximately $347.6 million and cash and cash equivalents of $91.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

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

26

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended September 30,		Increase
	2023	2024	(Decrease)
Product revenues, net	$3,796	$10,026	$6,230

Operating expenses:
Cost of product revenues	1,079	3,311	2,232
Research and development	3,421	3,541	120
Selling, general and administrative	14,135	21,320	7,185
Total operating expenses	18,635	28,172	9,537

Loss from operations	(14,839)	(18,146)	3,307
Loss on extinguishment of debt	-	(13,032)	13,032
Change in fair value of term loan	-	(2,954)	2,954
Change in fair value of revenue purchase and sale liability	-	(1,830)	1,830
Other (expense) income	(36)	1,804	1,840
Interest income	1,301	903	(398)
Interest expense	(2,060)	(1,850)	(210)
Net loss	$(15,634)	$(35,105)	$19,471

Product revenues. Product revenues were $10.0 million for the three months ended September 30, 2024, compared to $3.8 million for the three months ended September 30, 2023. The increase of $6.2 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $3.3 million for the three months ended September 30, 2024, compared to $1.1 million for the three months ended September 30, 2023. Similar to product revenues, the increase of $2.2 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $3.5 million for the three months ended September 30, 2024, compared to $3.4 million for the three months ended September 30, 2023. The increase of $0.1 million was primarily attributable to an increase of $0.2 million in clinical study costs. This was offset by a $0.1 million decrease in pharmaceutical development, quality, regulatory and employee-related costs.

Selling, general and administrative expenses. SG&A expenses were $21.3 million for the three months ended September 30, 2024, compared to $14.1 million for the three months ended September 30, 2023. The increase of $7.2 million was primarily attributable to $4.4 million in costs associated with entering into the Credit Agreement and Revenue Purchase and Sale Agreement, and a $1.6 million increase in employee-related costs, a $0.8 million increase in commercial costs, a $0.3 million increase in patient support, and a $0.2 million increase in professional service costs. The increase was partially offset by a $0.1 million decrease in taxes and insurance.

Loss on extinguishment of debt. Loss on extinguishment of debt was $13.0 million for the three months ended September 30, 2024. The loss was related to the payoff of the Oaktree Agreement (as defined below) in August 2024.

Change in fair value of term loan. The change in fair value the term loan, which is accounted for under the fair value option, was $3.0 million for the three months ended September 30, 2024. The change in fair value was primarily due to changes in interest rates and volatility.

Change in fair value of revenue purchase and sale liability. The change in fair value of the revenue purchase and sale liability, which is accounted for under the fair value option, was $1.8 million for the three months ended September 30, 2024. The change in fair value was primarily due to changes in market yields.

Other income (expense). Other income was $1.8 million for the three months ended September 30, 2024, compared to other expense of $36,000 for the three months ended September 30, 2023. The increase in income of $1.8 million was primarily attributable to the fair value adjustment to the derivative liability and foreign exchange losses in the three months ended September 30, 2024.

Interest income. Interest income was $0.9 million for the three months ended September 30, 2024, compared to $1.3 million for the three months ended September 30, 2023. The decrease of $0.4 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $1.9 million for the three months ended September 30, 2024 compared to $2.1 million for the three months ended September 30, 2023. The decrease of $0.2 million was due to lower amortization of debt costs associated with the Oaktree Agreement.

Comparison of Nine Months Ended September 30, 2023 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2024 (in thousands):

	Nine Months Ended September 30,		Increase
	2023	2024	(Decrease)
Product revenues, net	$7,497	$24,182	$16,685

Operating expenses:
Cost of product revenues	2,038	7,396	5,358
Research and development	8,471	8,944	473
Selling, general and administrative	37,127	56,275	19,148
Total operating expenses	47,636	72,615	24,979

Loss from operations	(40,139)	(48,433)	8,294
Loss on extinguishment of debt	-	(13,032)	13,032
Change in fair value of term loan	-	(2,954)	2,954
Change in fair value of revenue purchase and sale liability	-	(1,830)	1,830
Other income	1,193	3,587	2,394
Interest income	3,979	2,444	(1,535)
Interest expense	(6,031)	(6,085)	54
Net loss	$(40,998)	$(66,303)	$25,305

Product revenues. Product revenues were $24.2 million for the nine months ended September 30, 2024, compared to $7.5 million for the nine months ended September 30, 2023. The increase of $16.7 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $7.4 million for the nine months ended September 30, 2024, compared to $2.0 million for the nine months ended September 30, 2023. Similar to product revenues, the increase of $5.4 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $8.9 million for the nine months ended September 30, 2024, compared to $8.5 million for the nine months ended September 30, 2023. The increase of $0.5 million was primarily attributable to a $0.8 million increase in clinical study costs, a $0.5 million increase in device development costs and a $0.2 million increase in patent costs. The increase was partially offset by a $0.9 million decrease in pharmaceutical development costs and a $0.1 million decrease in shipping and storage costs.

Selling, general and administrative expenses. SG&A expenses were $56.3 million for the nine months ended September 30, 2024, compared to $37.1 million for the nine months ended September 30, 2023. The increase of $19.2 million was primarily attributable to a $8.0 million increase in employee-related costs, $4.4 million in costs associated with entering into the Credit Agreement and Revenue Purchase and Sale Agreement, a $3.8 million increase in commercial costs, a $2.2 million increase in product samples, a $1.0 million increase in patient support, and a $0.1 million increase in professional service costs. The increase was partially offset by a $0.4 million decrease in taxes and insurance.

Loss on extinguishment of debt. Loss on extinguishment of debt was $13.0 million for the three months ended September 30, 2024. The loss was related to the payoff of the Oaktree Agreement in August of 2024.

Change in fair value of term loan. The change in fair value the term loan, which is accounted for under the fair value option, was $3.0 million for the nine months ended September 30, 2024. The change in fair value was primarily due to changes in interest rates and volatility.

Change in fair value of revenue purchase and sale liability. The change in fair value of the revenue purchase and sale liability, which is accounted for under the fair value option, was $1.8 million for the nine months ended September 30, 2024. The change in fair value was primarily due to changes in market yields.

Other income. Other income was $3.6 million for the nine months ended September 30, 2024, compared to $1.2 million for the nine months ended September 30, 2023. The increase in income of $2.4 million was primarily attributable to the fair value adjustment to the derivative liability in the nine months ended September 30, 2024.

Interest income. Interest income was $2.4 million for the nine months ended September 30, 2024, compared to $4.0 million for the nine months ended September 30, 2023. The decrease of $1.5 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $6.1 million for the nine months ended September 30, 2024 compared to $6.0 million for the nine months ended September 30, 2023. The increase of $0.1 million was due to amortization of costs associated with the Oaktree Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through September 30, 2024 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. As of September 30, 2024, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $81.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank, our previous term loan under the Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”), and the Credit Agreement and Revenue Purchase and Sale Agreement with Perceptive Credit Holdings IV, LP; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $53.5 million from our public offering of common stock in 2024; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $15.2 million from the sale of common stock in our 2021 at-the-market offering. As of September 30, 2024, we had cash and cash equivalents of $91.5 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits. Our existing cash and cash equivalents, including the available proceeds from the Credit Agreement and the Revenue Purchase and Sale Agreement, will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

On August 9, 2024, we entered into the Credit Agreement and Revenue Purchase and Sale Agreement. The Credit Agreement established a $75.0 million term loan facility, consisting of (i) $50.0 million funded immediately and (ii) $25.0 million that we may borrow in a single borrowing on or prior to March 31, 2026. Under the Revenue Purchase and Sale Agreement, in exchange for the Purchaser's payment to us of a purchase price of $50.0 million, in the aggregate, we have agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX. In connection with the Credit Agreement, we paid off all unpaid borrowings under the Oaktree Agreement on August 9, 2024, including the $1.0 million exit fee and a prepayment premium of $2.6 million.

On August 12, 2024, we entered into the Underwriting Agreement with the Underwriters, relating to an underwritten offering of 12,000,000 shares of our Common Stock and, in lieu of Common Stock to select investors, pre-funded warrants to purchase 500,000 shares of Common Stock. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,875,000 shares of Common Stock at a price of $4.00 per share, less underwriting discounts and commissions. On August 12, 2024, the Underwriters exercised this option in full. The closing of the offering (including the sale of the Shares subject to the Underwriters’ option to purchase additional shares) took place on August 13, 2024. The net proceeds from the offering were $53.5 million, after deducting underwriting discounts and commissions and offering expenses.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2024
Net cash (used in) provided by:
Operating activities	$(44,086)	$(55,352)
Investing activities	(6,498)	29,311
Financing activities	14,383	70,711
Net (decrease) increase in cash and cash equivalents	$(36,201)	$44,670

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $55.4 million, consisting primarily of a net loss of $66.3 million and an increase in net operating assets of $13.3 million. This was offset by non-cash charges of $24.2 million. The increase in net operating assets is related to accounts receivable and inventory to support the ongoing commercial operations of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustments to the derivative liability, term loan and revenue purchase and sale liability, debt issuance costs, and the loss on the extinguishment of the Oaktree Agreement and accretion of premium on investments.

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

Net Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $29.3 million, consisting of maturities of short-term investments.

During the nine months ended September 30, 2023, net cash used in investing activities was $6.5 million, consisting primarily of purchases of short-term investments, net of maturities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $70.7 million due to proceeds from the Perceptive Financing, proceeds from the sale of common stock, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises, offset by the payoff off of the Oaktree Agreement, and related fees, and amounts paid to settle restricted stock unit tax withholding obligations.

During the nine months ended September 30, 2023, net cash provided by financing activities was $14.4 million, consisting of proceeds from the 2021 ATM Agreement, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to that information disclosed in our Annual Report during the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.

We contract with vendors in foreign countries. As such, we have exposure to adverse changes in exchange rates of foreign currencies, principally the Swiss franc and Euro, associated with our foreign transactions. We believe this exposure to be immaterial. We currently do not hedge against this exposure to fluctuations in exchange rates.

Our exposure to market risk also relates to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We have elected the fair value option for certain liabilities. The fair value of the liabilities related to the Credit Agreement and the Revenue Purchase and Sale Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company's credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at a reasonable assurance level due to the continued material weakness in our internal control over financial reporting as described below and in Item 9A, Controls and Procedures, in our Annual Report which was filed on March 13, 2024.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Beginning with the preparation of our financial statements in our Annual Report on Form 10-K, management identified a material weakness related to the controls, processes and procedures over the fair value accounting associated with its financial liabilities measured at fair value. Please see Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of the financial liabilities. Specifically, the calculations performed by our third-party valuation specialist during the fourth quarter of fiscal 2023 and third quarter of fiscal 2024 as it relates to fair value accounting for the liabilities included errors resulting in an overstatement in the fair values. We made adjustments necessary to properly reflect the fair value of the instruments in the financial statements, as applicable, included in our Annual Report and in this Quarterly Report. There were no changes to previously released financial results as a result of this material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), which was filed with the SEC on March 13, 2024. There have been no material changes from the risk factors previously disclosed in our Annual Report.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on November 23, 2022).

4.3

Warrant, dated August 9, 2024, issued by scPharmaceuticals, Inc. to Perceptive Credit holdings IV, LP (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on August 12, 2024).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38293) filed on August 13, 2024.

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

SCPHARMACEUTICALS INC.

Date: November 13, 2024	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)