Form 10-Q/A
period 2024-09-30
scPharmaceuticals Inc.
filed 2024-12-31
CIK 1604950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE
scPharmaceuticals Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2024 (the “Original Filing”) to amend Part II “Item 5. Other Information” by adding disclosure regarding “Rule
10b5-1
trading arrangements” as defined in Item 408(a) of Regulation
S-K
that were entered into during the quarter ended September 30, 2024 by each of (i) John H. Tucker, the Company’s President and Chief Executive Officer and (ii) Rachael Nokes, the Company’s Chief Financial Officer.
In addition, as required by Rule
12b-15
of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II “Item 6. Exhibits” hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002, as amended), as no financial statements are being filed with this Amendment. Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
PART II - OTHER INFORMATION
Item 5. Other Information
(c) Insider Trading Arrangements and Policies.
On August 20, 2024, John H. Tucker, the Company’s President and Chief Executive Officer, entered into a sell-to-cover
instruction letter (the “Tucker Instruction Letter”) that provides for sales of only such number of shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of restricted stock units (“RSUs”) granted to Mr. Tucker under the Company’s 2017 Stock Option and Incentive Plan, or any successor plan. The Tucker Instruction Letter is a “Rule
10b5-1
trading arrangement” as defined in Item 408(a) of Regulation
S-K
and is intended to satisfy the affirmative defense of Rule
10b5-1(c).
The Tucker Instruction Letter will remain in effect so long as taxes are required to be paid upon the vesting or settlement of RSUs awarded or to be awarded, unless the Tucker Instruction Letter is earlier terminated. The total number of shares of Common Stock that may be sold pursuant to the Tucker Instruction Letter is not determinable.
On August 21, 2024, Rachael Nokes, the Company’s Chief Financial Officer, entered into a sell-to-cover
instruction letter (the “Nokes Instruction Letter”) that provides for sales of only such number of shares of the Company’s Common Stock as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of RSUs granted to Ms. Nokes under the Company’s 2017 Stock Option and Incentive Plan, or any successor plan. The Nokes Instruction Letter is a “Rule
10b5-1
trading arrangement” as defined in Item 408(a) of Regulation
S-K
and is intended to satisfy the affirmative defense of Rule
10b5-1(c).
The Nokes Instruction Letter will remain in effect so long as taxes are required to be paid upon the vesting or settlement of RSUs awarded or to be awarded, unless the Nokes Instruction Letter is earlier terminated. The total number of shares of Common Stock that may be sold pursuant to the Nokes Instruction Letter is not determinable.
Other than as disclosed above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
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

SCPHARMACEUTICALS INC.

Date: December 31, 2024	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)