Form 10-K
period 2024-12-31
scPharmaceuticals Inc.
filed 2025-03-19
CIK 1604950

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was $118,269,088. The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 18, 2025 was 50,283,925.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including, but not limited to, statements about the marketing and commercialization of FUROSCIX, including regarding the estimated market size and opportunity for FUROSCIX in the United States in patients with chronic heart failure and CKD, the timing or likelihood of regulatory filings and approvals, including the planned supplemental new drug application for the autoinjector, our plans to develop and commercialize our product candidates, the success, cost and timing of our ongoing or planned clinical trials, the clinical utility of FUROSCIX or our product candidates, expectations surrounding the pricing, reimbursement or pharmacoeconomic benefit of FUROSCIX, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

PART I

Item 1. Business.

OVERVIEW

We are a pharmaceutical company committed to revolutionizing cardiorenal healthcare through patient-centric innovations while developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is to develop therapies for subcutaneous administration that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our strategy has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our approved product, FUROSCIX, consists of our novel formulation of furosemide delivered via West Pharmaceutical Services, Inc.'s, or West’s, on-body infusor, which delivers an 80 mg/10 mL dose over 5 hours. On October 10, 2022, we announced that the U.S. Food and Drug Administration, or FDA, approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association, or NYHA, Class II/III chronic heart failure. Subsequently, we announced the approval of our supplemental drug application expanding the FUROSCIX indication in heart failure on August 9, 2024 to include NYHA Class IV heart failure patients. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. IV equivalence was established in a clinical study in which FUROSCIX demonstrated 99.6% bioavailability (90% CI: 94.8%-104.8%) and 8-hour urine output of 2.7 L which was similar to subjects receiving intravenous furosemide. The commercial launch of FUROSCIX for congestion in patients with chronic heart failure commenced in the first quarter of 2023.

In May 2024, we submitted an supplemental New Drug Application (sNDA), seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with chronic kidney disease (CKD).The FDA had previously confirmed that no additional clinical studies would be needed to expand the indication to CKD, provided that we can demonstrate an adequate pharmacokinetic/pharmacodynamic (PK/PD) bridge to the listed drug, furosemide injection, 10mg/mL. The application was accepted for filing by the FDA in July 2024 and approved on March 6, 2025. We anticipate formally launching the product in April 2025.

On October 7, 2024, we were notified that the FDA awarded 3-year exclusivity to FUROSCIX on the basis of clinical investigations conducted by the Company that were essential to approval. As a result, the FDA may not approve a subsequent product for subcutaneous administration of furosemide for 3 years from the date of approval of FUROSCIX, or October 7, 2025.

We are developing an 80mg/1mL autoinjector intended to provide an additional option to the on-body infusor for treatment of fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an autoinjector, if approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We submitted an investigational new drug application (IND) in February 2024, initiated a pharmacokinetic/pharmacodynamic PK/PD study in April 2024, and completed enrollment in May 2024 with positive data announced in August 2024. We plan to submit a sNDA for the autoinjector in 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States in patients with chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and chronic kidney disease with worsening symptoms due to fluid overload despite oral diuretics to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $947 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $5,685, which can be significantly lower than the cost of a single hospitalization for worsening heart failure. Prevention of heart failure hospital admissions and reduced readmission rates would result in fewer days patients spend in the hospital each year. By decreasing the number of heart failure admissions and readmissions to hospitals and shortening hospital length of stay by completing diuresis post-discharge at home, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload.

In June 2024, the U.S. Patent and Trade Office granted us another patent for furosemide, further strengthening our coverage of concentrated formulations of furosemide. We have progressed our development on multiple formulations described in the patent properties, have identified potential product candidates, and commenced a clinical study with our lead formulation.

OUR PLATFORM AND OTHER PIPELINE PROGRAMS

FUROSCIX to Treat Congestion in Patients with Heart Failure and Edema in Patients with Chronic Kidney Disease

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

We believe FUROSCIX therefore offers an alternative outpatient route of administration for certain furosemide patients with chronic heart failure and could offer certain patients with chronic kidney disease to alleviate the signs and symptoms associated with fluid overload when responsiveness to oral diuretics is reduced and hospitalization is not indicated. We believe FUROSCIX can potentially avoid unnecessary hospitalizations and reduce the days per year that patients spend in the hospital and thus reduce overall health care costs and improve patients’ quality of life.

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

In May 2024 we submitted an sNDA seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with CKD. The FDA had previously confirmed that no additional clinical studies would be needed to expand the indication to CKD, provided that we can demonstrate an adequate PK/PD bridge to the listed drug, furosemide injection, 10mg/mL. The application was accepted for filing by the FDA in July 2024 and was approved on March 6, 2025. We anticipate formally launching the product in April 2025.

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

Based on the results from a planned, prespecified interim analysis conducted to confirm the final sample size, and following input from statisticians, principal investigators, payer advisors and Health Economics and Outcomes Research experts, enrollment was closed prior to the enrollment target of 34 patients. This decision was made due to the statistically significant reduction observed in 30-day heart failure-related costs in patients who received FUROSCIX in the interim analysis. The final analysis included 24 subjects treated with FUROSCIX and 66 matched comparators based on seven variables associated with hospitalization. On July 13, 2021, we announced preliminary top-line results from FREEDOM-HF, demonstrating that average 30-day heart failure-related costs were reduced by $17,753 per study subject in the FUROSCIX arm compared to historically matched comparators (p < 0.0001). In September 2021, we announced additional results from FREEDOM-HF, demonstrating that average 30-day total healthcare costs were reduced by $30,568 per study subject in the FUROSCIX arm compared to historically matched comparators (p < 0.0001). Since the price for FUROSCIX was not established at the time of study completion, the difference in costs did not include the cost of FUROSCIX. These results support our hypothesis that treating heart failure patients presenting to the emergency department with worsening congestion with FUROSCIX outside of the hospital setting has the potential to dramatically reduce the significant costs associated with hospital admissions and readmissions.

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

Commercialization

The commercial launch of FUROSCIX commenced in the first quarter of 2023. We have built our own commercial infrastructure to commercialize FUROSCIX in the United States, which includes our own sales force, clinical education research liaison team, key account managers, and national account manager team. We are focusing our commercial efforts on the United States market, which we believe represents the largest market opportunity for FUROSCIX. In addition, we plan to seek collaborations with third-party partners outside of the United States to distribute our products in foreign markets, if approved by the relevant foreign regulatory authorities.

We are continuing to build a highly concentrated commercial infrastructure focused on distribution, promotion and customer support to healthcare providers affiliated with our key hospital targets and in office-based practices. Our target call points within these hospitals and practices include heart failure specialists, cardiologists, heart failure nurse practitioners and physician assistants focused in cardiology. Our quantitative market research with 309 healthcare professionals has indicated that 93% of our target prescribers would adopt FUROSCIX, with 80% intending to adopt FUROSCIX in the first six months of product availability. Furthermore, within the prescriber group of heart failure specialists, cardiologists and nurse practitioners that we intend to target, the intent to adopt is 93%, 96% and 94%, respectively, and 89%, 88% and 86%, respectively, of those prescribers intend to adopt in the first six months of product availability. Since launch there have been approximately 3,900 unique prescribers. Based on our market research and feedback from prescribers in the last year, healthcare professionals perceive the top potential advantages of FUROSCIX as the ability to treat in the home setting, prevention of hospitalization, and avoidance of IV placement, while the lowest perceived barriers to adoption identified in the survey were the preference to monitor in a hospital setting, sufficiency of current medications and hospital guidelines or protocols. In addition, based on a last two patient exercise conducted in our quantitative market research with healthcare professionals, when given the option to change their prior treatment choice to FUROSCIX, 65% of healthcare practitioners in a clinic setting and 40% in a hospital setting responded that they would prescribe our product candidate. We have supplemented our outside sales force with inside sales representatives and people in the medical science, nursing and reimbursement fields to support the proper training and utilization of FUROSCIX.

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

Eligible patients with heart failure may receive FUROSCIX at the initial worsening signs and symptoms when the response to oral diuretics is not adequate. In addition, patients can receive FUROSCIX after discharge, if they still are exhibiting some signs and symptoms of congestion despite their oral diuretic regimen. FUROSCIX is packaged as individual, single use only on-body infusor kits. The Centers for Medicare and Medicaid Services, or CMS and their designated Plan sponsors are reimbursing FUROSCIX with prior authorization as a Medicare Part D benefit for patients diagnosed with heart failure. It is not only a transition of care drug at discharge, but is also used before hospitalization.

By educating patients on the proper use of FUROSCIX during face-to-face or virtual visits, before the need for hospitalization or shortly after discharge, health care professionals can ensure proper training, initiate treatment at the point of care, and ensure that patients can receive additional days of treatment in the home setting.

Our Pipeline Programs

SCP-111 (furosemide injection) 80mg/mL is an investigational pH neutral aqueous furosemide formulation that is being developed for subcutaneous administration outside of the hospital setting, including patient self-administration in the home. The SCP-111 Autoinjector is an investigational single-entity, drug-device combination product candidate consisting of a prefilled syringe containing SCP-111, preloaded into a commercially available, fixed single dose, disposable, two step mechanical autoinjector. We submitted an investigational new drug application (IND) in February 2024, initiated a PK/PD study in April 2024, and completed enrollment in May 2024 with data received in August 2024. We plan to submit a sNDA for the autoinjector later in 2025.

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

Furosemide formulations

As of February 2, 2025, we own a patent family directed to the composition of matter of our subcutaneous formulation of furosemide and methods of treating edema, hypertension or heart failure using the formulation of furosemide having a concentration of about 2 mg/mL to about 20 mg/mL. This patent family includes U.S. Patent Nos. 9,884,039 and 11,433,044, directed to methods of treatment, U.S. Patent No. 10,272,064, directed to liquid pharmaceutical formulations, one pending U.S. patent application, one granted patent in each of Canada, China and Europe, two granted patents in Japan, one pending patent application in Europe, and eight granted patents and two pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2034, excluding any additional term in the United States for patent term adjustment. U.S. Patent Nos. 9,884,039; 10,272,064; and 11,433,044 are scheduled to expire in April 2034.

We also own a patent family directed to compositions of matter of liquid pharmaceutical formulations containing an increased concentration of furosemide and methods of treating congestion, edema, fluid overload, or hypertension using these formulations of furosemide. This patent family includes U.S. Patent Nos. 11,497,755; 11,559,535; 11,571,434; and 12,048,709, directed to liquid pharmaceutical formulations, five pending U.S. patent applications, one granted patent in each of China and Japan, one pending patent application in each of Canada, China, Europe and Japan, and four granted patents and 10 pending patent applications in other countries outside of the United States. Patents that issue from this patent family are generally expected to expire in 2040, excluding any additional term in the United States for patent term adjustment. U.S. Patent Nos. 11,497,755; 11,559,535; and 11,571,434 are scheduled to expire in January 2040.

Trade secret and other protection

In addition to patented intellectual property, we also rely on trade secrets and proprietary know-how to protect our technology and maintain our competitive position. We take necessary and reasonable steps to protect such trade secrets and know-how, as appropriate. For example, our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

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

U.S. drug development process

In the United States, the FDA regulates drugs, medical devices and drug-device combination products under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice regulations, or GLPs, and other applicable regulations;
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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another existing period of regulatory exclusivity or patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of FUROSCIX and any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of FUROSCIX and any product candidates for which we receive regulatory approval for commercial sale depend, in part, on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Our ability to commercialize any products successfully also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments is available from third-party payers. Third-party payers decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a therapeutic is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payer will pay for the product. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payer not to cover FUROSCIX or a product candidate could reduce physician utilization of the product and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, coverage and reimbursement for products can differ significantly from payer to payer. One third-party payer’s decision to cover a particular medical product or service does not ensure that other payers will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process may require us to provide scientific and clinical support for the use of FUROSCIX or our future products to each payer separately and will be a time-consuming process.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Obtaining reimbursement for FUROSCIX or our future products may be particularly difficult because of the higher prices often associated with branded drugs. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our product on a payer-by-payer basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payers. Private third-party payers tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Therefore, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

We participate in the Medicaid Drug Rebate Program and other governmental pricing programs, and have price reporting and payment obligations under these programs.

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, or EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

The marketability of FUROSCIX and any product candidates for which we receive regulatory approval for commercial sale may suffer if third-party payers fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, is likely to continue. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for FUROSCIX or other products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Patient Protection and Affordable Care Act ("ACA") was enacted, which, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the manufacturer Medicaid rebate obligation to utilization of individuals enrolled in Medicaid managed care plans; and established the Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services ("CMS") to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

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

Most significantly, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the

ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified manufacturer. We are still evaluating the potential impact of this status on our future revenues.

FUROSCIX is reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program. We anticipate that these increased discounts will impact FUROSCIX revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on FUROSCIX revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy. The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA manufacturer discount program also increases financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include FUROSCIX on their formularies.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Some state measures are designed to encourage importation from other countries and bulk purchasing.

Additional legislative and regulatory changes that will affect our business are likely. For example, payment methodologies may be subject to changes in healthcare legislation and regulatory challenges. It is unclear how future changes to the payment methodology may affect pharmaceutical manufacturers and hospitals who purchase their products now and in the future. We expect that the other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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

Human Capital Management

As of March 18, 2025, we had 164 total employees, 162 were full-time employees and two of which were part-time employees, including 13 in technical operations and product development, 21 in clinical development and medical affairs, regulatory affairs, and quality assurance, 30 in commercial, 83 sales representatives and 17 in finance, general administrative and executive administration. All of our employees are located in the U.S., and none are currently represented by a labor union or are parties to a collective bargaining agreement. We believe our efforts in managing our workforce have been effective.

Recruitment, Retention and Culture

We recognize that our future success depends on our ability to attract, develop and retain key personnel, maintain and continuously strengthen our strong Company culture, and promote equity in our Board of Directors, management and broader workforce. Since the February 2023 launch of FUROSCIX, we continue to strategically enhance our team to meet the demands of successful growth initiatives that include a label expansion to include NYHA Class IV chronic heart failure patients, a label expansion to include patients with chronic kidney disease, and development of an autoinjector program. We remain focused on our core values, performance excellence, and key human capital-related objectives of recruiting, retaining, incentivizing and integrating our existing and new employees, maintaining and growing an inclusive workforce from all backgrounds, and promoting a robust culture of compliance. A testament to our strong culture is the recognition by the Boston Business Journal as a Best Place to Work for companies of our size in 2020, 2021, 2022, and 2024.

Workplace Culture

We are committed to fostering an inclusive workplace in compliance with all federal, state, and local employment laws. We promote equal opportunity in hiring, training, and advancement based on merit and qualifications. We invest in workforce development initiatives that enhance employee skills, promote career growth, and ensure a workplace that is welcoming to all, including veterans and individuals with disabilities. We believe a diverse range of skills and experiences strengthens our ability to serve patients, providers, and other stakeholders as well as drive innovation, and maintain a strong corporate culture.

Compensation and Benefits

We have a comprehensive compensation and health and welfare benefits program that is designed to attract, retain, and motivate our employees. In addition to base salaries and annual bonuses, programs include a 401(k) plan with generous eligibility and matching features, healthcare and insurance benefits which are extended to domestic partners, new hire and annual equity awards, an employee stock purchase plan, and educational assistance. We evaluate our plans annually and prioritize well-being and employee preferences balanced with the needs of the Company in designing our health and welfare benefits.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following information with respect to our Board of Directors and executive officers is presented as of the date of this Annual Report on Form 10-K:

Name	Age	Position at scPharmaceuticals	Principal Employment
Executive Officers
John H. Tucker	62	President, Chief Executive Officer and Director	Same
Rachael Nokes	50	Chief Financial Officer	Same
Non-Employee Directors
Jack A. Khattar	63	Chairman of the Board and Director	President and Chief Executive Officer of Supernus Pharmaceuticals, a public pharmaceutical company
William T. Abraham, M.D.	65	Director	Chief Medical Officer of V-Wave Ltd., a privately held medical device company, and College of Medicine Distinguished Professor at The Ohio State University
Mette Kirstine Agger	60	Director	Chief Executive Officer and Strategic Advisor of Ersum Biotech
Minnie Baylor-Henry	77	Director	President of B-Henry & Associates, a regulatory and compliance strategy consulting company
Sara Bonstein	44	Director	Chief Financial Officer of Insmed Incorporated, a public biopharmaceutical company
Frederick Hudson	79	Director	Former Partner of KPMG, LLP
Leonard D. Schaeffer	79	Director	Partner of North Bristol Partners LLC, a privately held consulting company
Klaus Veitinger, M.D., Ph. D.	63	Director	Venture Partner of OrbiMed Advisors LLC, a healthcare investment firm

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

To date, we have expended significant time, resources and effort on the development of our product candidates and our approved product, FUROSCIX, which we announced in October 2022 was approved by the U.S. Food and Drug Administration, or FDA. A substantial majority of our resources have also been focused on the commercial launch of FUROSCIX in the United States, which commenced in the first quarter of 2023. Our business and future success are substantially dependent on our ability to continue to successfully commercialize FUROSCIX for the treatment of congestion due to fluid overload in adults with chronic heart failure. All of our other product candidates are in early stages of development and subject to the risks of failure inherent in developing drug products. Accordingly, our ability to generate significant product revenues in the near term will depend almost entirely on our ability to successfully commercialize FUROSCIX.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

We cannot be sure that we will be able to hire and retain a sufficient number of sales representatives or that they will be effective at promoting FUROSCIX. In addition, we will need to commit significant additional management and other resources to establish and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other companies to recruit, hire, train and retain sales and marketing personnel.

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

In October 2024, the FDA awarded 3-year exclusivity to FUROSCIX, and, as a result, the FDA may not approve a subsequent product for subcutaneous administration of furosemide for 3 years from the date of approval of FUROSCIX, or October 7, 2025. Exclusivity may be revoked if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. If the FDA approves a competitor’s application for a product candidate or drug-device combination product before our application for a similar product candidate or drug-device combination product, and grants such competitor a period of exclusivity, the FDA may take the position that it cannot approve our 505(b)(2) application for a similar product candidate until the exclusivity period expires. Additionally, even if our 505(b)(2) application for any of our product candidates is approved first, we may still be subject to competition from other producers of heart failure and infectious disease therapies with approved products or approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

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

Certain of our pharmaceutical products are manufactured outside of the United States. In certain years, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including Canada, China and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods. If the U.S. imposes additional tariffs on a broader range of imports from certain countries, and in response those countries take further retaliatory trade measures, these actions could impose additional costs on our business. Increased tariffs could require us to increase our prices which could decrease demand for our product, and in certain cases we may be unable to pass along increased costs to our customers.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $54.8 million and $85.1 million for the years ended December 31, 2023 and 2024, respectively. In addition, our accumulated deficit as of December 31, 2024 was $366.5 million. Absent the realization of sufficient revenues from product sales of FUROSCIX or our current or future product candidates, if approved, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to date to research and development, including preclinical studies and our clinical trials, and preparation for commercialization of FUROSCIX.

We anticipate that our expenses will increase substantially if and as we:

•	continue to build our sales, marketing, distribution and other commercial infrastructure and manufacture commercial inventory of FUROSCIX;
•	initiate and continue research, preclinical and clinical development efforts for any current or future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials;
•	manufacture larger quantities of product candidates for clinical development and commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, commercial, scientific and sales and marketing personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development.

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

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives as we transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

In addition, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.

We may not generate substantial revenue from FUROSCIX and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. Our commercial launch of FUROSCIX commenced in the first quarter of 2023, and there is no assurance that we will ever generate substantial revenues from FUROSCIX.

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

The terms of our credit facility and revenue participation financing facility place restrictions on our operating and financial flexibility, and we may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

In August 2024, we entered into a Credit Agreement and Guaranty (the "Credit Agreement"), by and among us, the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million (the “Tranche A Loan”) funded on the closing date, (ii) $25.0 million (the “Tranche B Loan” and, together with the Tranche A Loan, collectively, the “Term Loan”) that the we may borrow in a single borrowing on or prior to March 31, 2026; provided, in the case of the Tranche B Loan, that we and our subsidiaries have obtained certain regulatory approval and achieved certain net sales targets, each as described in the Credit Agreement.

Our obligations under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) will be guaranteed by any domestic subsidiaries of ours that become Guarantors (as defined in the Credit Agreement), subject to certain exceptions. Our obligations under the Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all of our assets, subject to certain customary thresholds and exceptions. As of the closing date, there were no Guarantors.

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

In addition, the Credit Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loan, including cash. Under the Credit Agreement, an event of default will occur if, among other things, we fail to make payments under the Credit Agreement (subject to specified periods), we or our subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches), a material adverse change occurs, we, our subsidiaries or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, we and/or our subsidiaries are unable to pay our debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 3.0% per annum may apply to all obligations owed under the Credit Agreement.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Credit Agreement or any other debt instruments. Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the Credit Agreement could result in an event of default and, as a result, the Lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, the Lenders could seek to enforce their security interests in any collateral securing such indebtedness.

In August 2024, we also entered into a revenue participation right purchase and sale agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser"). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser’s payment to us of a purchase price of $50.0 million, in the aggregate subject to certain conditions at closing (the “Purchase Price”), we have agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX (the “Revenue Payment”) for each calendar quarter commencing on the effective date of the Revenue Purchase and Sale Agreement, subject to adjustments on June 30, 2028 and June 30, 2030 depending on the amount of Revenue Payments received by such dates. The Purchaser’s right to receive the Revenue Payment terminates and we no longer have the obligation to pay Purchaser Revenue Payments once the Purchaser receives 200.0% (subject to reductions on September 30, 2027 and September 30, 2029 depending on the amount of Revenue Payments received by such dates) of the Purchase Price. We may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser a tiered multiple on the Purchaser Price.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

Payment requirements under the Revenue Purchase and Sale Agreement will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our shareholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay amounts owed to the Purchasers when due would result in a default under the Revenue Purchase and Sale Agreement and could result in foreclosure on all or substantially all of our assets, which would have a material adverse effect.

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

Additionally, the FDA regulates FUROSCIX as a combination product that consists of both a drug and a medical device, and we may develop product candidates or additional presentations of FUROSCIX that are similarly regulated as combination products. Developing and obtaining regulatory approval for combination products can pose unique challenges because they involve components that are regulated under different types of regulatory requirements and potentially by different FDA centers. As a result, such product candidates may raise regulatory, policy and review management challenges. Differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post approval modifications. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. For example, we are developing an 80mg/1mL auto-injector designed to provide an additional option to the on-body infusor for FUROSCIX for eligible adult patients who do not require hospitalization. We submitted an IND in February 2024, initiated a pharmacokinetic/pharmacodynamic (PK/PD) study in April of 2024, and completed enrollment in May 2024 with positive data announced in August 2024. In December 2024, we disclosed that we had observed variability during shelf-life testing in one lot of the combination product.

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

In October 2022, the FDA approved FUROSCIX for the treatment of congestion due to fluid overload in adults with NYHA Class II/III chronic heart failure. Subsequently, in August 2024, the FDA approved the expansion of the FUROSCIX indication to include NYHA Class IV heart failure patients. In connection with these approvals, or any other approvals we may obtain for FUROSCIX or any of our product candidates, we are required to submit reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product. In addition, approved labeling for our products may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the approved labeling for FUROSCIX includes contraindications for patients with anuria, hypersensitivity to furosemide and hepatic cirrhosis or ascites, and is not approved for use in emergency situations or in patients with acute pulmonary edema.

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

In some countries, such as the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies, which is time-consuming and costly. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off-label promotion of our products or have disseminated false or misleading labeling, advertising or promotional materials.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for FUROSCIX is limited to the treatment of congestion due to fluid overload in adults with chronic heart failure, and includes certain contraindications and limitations on use.

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

•

a new Medicare Part D coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to offer 50% (70% as of January 1, 2019 due to the Bipartisan Budget Act of 2018, or the BBA) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. Previously, the Medicaid rebate was capped at 100% of a drug’s average manufacturer price, or AMP.

Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for FUROSCIX or the frequency with which FUROSCIX is prescribed or used.

Most significantly, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant. These laws and similar future initiatives may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for FUROSCIX or our product candidates, if approved, and, accordingly, our financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that are subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In addition, new and changing laws, regulations, executive orders and other governmental actions may also create uncertainty about how laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially affect our business may be announced with little or no advance notice, and we may be unable to effectively mitigate all adverse impacts from such measures.

We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid and, if applicable, under Medicare Part B. The MDRP requires us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize FUROSCIX and may adversely affect the prices we may obtain and may have a negative impact on our business and results of operations,” above. The Medicare Part D rebate will be calculated on the basis of the AMP figures we report pursuant to the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

In order for FUROSCIX or any product candidates, if approved, to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average

Manufacturer Price, or Non-FAMP, which we must calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs, and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. There currently also exists significant uncertainty regarding staffing-levels at the FDA.

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

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection of those patent rights. We have not had and do not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we license, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. Failure by owners of this intellectual property to enforce claims could have a negative impact on our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and formulations commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such proceedings may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. We have not conducted extensive searches for third-party publications, patents and other information that may affect the patentability of claims in our various patent applications and patents, so we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, in our licensed patents or patent applications or in third-party patents.

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

We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, we started collaborating with West Pharmaceutical Services, Inc. in 2019 for development of the FUROSCIX infusor. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

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

We continue to transition from a company with a development focus to a company capable of supporting commercial activities. We completed building our initial sales force and began the commercial launch of FUROSCIX in February 2023. Since FUROSCIX is our first commercial product approved, we have not yet demonstrated long-term ability to commercialize a product candidate or to obtain marketing approval for a product candidate outside of the U.S. Therefore, our clinical development, and commercialization processes and our regulatory approval process in the U.S. or countries outside of the U.S. may involve more inherent risk, take longer, and cost more than it would if we were a company with a more significant operating history and had experience obtaining approval and marketing approval for and commercializing a product candidate.

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

Our ability to use our U.S. federal and state net operating loss and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% cumulative change, by value, in its equity ownership by certain significant shareholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, personal information of customers and our employees and contractors and clinical data (collectively "Confidential Information"). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

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

For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology systems were being taken offline for an undefined period, which has impacted and could continue to impact our operations, including the ability of third-party pharmacies to fill electronic prescriptions our clinicians may write for patients. We have observed a disruption in claims being processed resulting in delays in patients receiving shipments of FUROSCIX as a result of the Change Healthcare issue. Such failures or breaches of our third-party vendors’ security measures, or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could adversely impact our financial results.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, tariffs and trade wars, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs, or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

Increased scrutiny of, and evolving expectations regarding, sustainability and environmental, social, and governance (“ESG”) matters could increase our costs, harm our reputation and adversely impact our financial results.

Companies are facing increasing and evolving scrutiny related to ESG practices and disclosures. Stakeholders’ expectations continue to evolve; moreover, they are not uniform, and at times are conflicting. Addressing these expectations comes with inherent costs and complexity, and any failure to successfully navigate such matters may adversely result in increased costs, increased risk of litigation or reputational damage relating to our ESG practices or performance, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures or goals), such initiatives may be costly and may not have the desired effect. Any efforts to improve our ESG profile or respond to stakeholder expectations can be costly and may not have the desired effect. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. If our ESG practices and reporting do not meet investor, regulator, customer, employee or other stakeholder or third party expectations, which continue to evolve, our brand, reputation and/or business relationships may be negatively impacted, and we may be subject to investor or regulator engagement regarding such matters. Certain market participants, including major institutional investors, use third-party benchmarks, ratings or scores to measure our ESG practices in making investment and voting decisions. Unfavorable ratings or scores of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

As ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting. In addition, new ESG rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Such laws are complex and at times divergent, which may increase costs and complexity of compliance and any associated risks. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also impact our suppliers, customers and business partners, which may augment or cause additional impacts on our business, financial condition or results of operations.

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

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership percentages of all our stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, royalty-based financing or debt financing, such as our Revenue Purchase and Sale Agreement, if available, will result in our relinquishing rights to valuable future revenue streams or fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of FUROSCIX and the development of our product candidates.

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

Based upon shares outstanding as of December 31, 2024, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 41.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert significant influence over, and potentially control, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

We have in the past and may in the future identify a material weakness in our internal control over financial reporting. If we are unable to remediate any such material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price. For example, as previously disclosed in our Annual Report for the period ended December 31, 2023, in connection with the preparation of our financial statements for that period, management previously identified a material weakness related to the controls, processes and procedures over the fair value accounting associated with the embedded derivative liability in connection with the Oaktree Agreement. This material weakness has since been remediated; however, we cannot assure you that the measures we are taking will be sufficient to avoid the identification of additional material weaknesses in the future.

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

Future issuances of our common stock or the issuance of shares of common stock upon the exercise or conversion of securities that are exercisable or convertible into shares of common stock, such as our pre-funded warrants, or upon the exercise or vesting of incentive awards, may result in dilution for our stockholders.

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue common stock to employees, directors, and consultants pursuant to our equity incentive plans. If we sell common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

As of December 31, 2024, we have outstanding pre-funded warrants to purchase 3,405,000 shares of common stock at an exercise price of $0.001 per share, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which could result in substantial dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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

An active trading market for our shares of common stock may not be sustained. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell shares of our common stock without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our cybersecurity risk management program has recently undergone an effort to expand and mature our security controls and documentation. These efforts include:

•
A security risk assessment conducted by an external supplier to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment. This assessment was completed in the fourth quarter of 2024.
•
The implementation of revised information security program documentation and policies in the first quarter of 2024, including:
o
revision and implementation of a revised information security policy;
o
implementation of a revised incident response plan and policy;
o
implementation of a third-party risk management program that includes update procedures for third party vendor due diligence;
o
implementation of additional periodic cybersecurity and awareness training for all of our employees, including unannounced phishing simulations;
o
implementation of a managed security operations center (SOC) to provide 24/7 managed detection and response (MDR) services for all corporate endpoints.

These efforts complement our current cybersecurity risk management program, which include a security team that is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents. We also conduct employee cybersecurity awareness training upon onboarding to the company and periodically thereafter. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be complied with or effective in protecting our systems and information.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee, or the Committee, oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Senior Director of Information Technology and/or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Senior Director of Information Technology, who reports to our Vice President, Corporate Affairs and Human Resources, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Senior Director of Information Technology has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Their experience includes 25 years of experience in information technology, and 8 years specifically involved in cybersecurity matters, as well as experience in security program development and review, implementation of security tools and software, security risk identification and remediation, incident identification and remediation, as well as managing enterprise risk. In addition, we rely on third party cyber security consultants and legal counsel to supplement our expertise.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

Item 2. Properties.

Our principal executive offices are located in a 9,342 square foot facility in Burlington, Massachusetts. Pursuant to a sublease entered into in August 2023, the term of the lease for our facility extends through August 2029. We lease 1,855 square feet in Salem, New Hampshire. The term of the lease for our Salem, New Hampshire facility extends through August 2026. Our facilities house our research and development, sales, marketing, finance and administrative activities. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

As of March 18, 2025, there were 22 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

OVERVIEW

We are a pharmaceutical company committed to revolutionizing cardiorenal healthcare through patient-centric innovations while developing and commercializing products that have the potential to optimize the delivery of infused therapies, advance patient care and reduce healthcare costs. Our strategy is to develop therapies for subcutaneous administration that have previously been limited to intravenous, or IV, delivery. By moving delivery away from the high-cost healthcare settings typically required for IV administration, we believe our strategy has the potential to reduce overall healthcare costs and advance the quality and convenience of care. Our approved product, FUROSCIX, consists of our novel formulation of furosemide delivered via West Pharmaceutical Services, Inc.'s, or West’s, on-body infusor, which delivers an 80 mg/10 mL dose over 5 hours. On October 10, 2022, we announced that the U.S. Food and Drug Administration, or FDA, approved FUROSCIX for the treatment of congestion due to fluid overload in adults with New York Heart Association, or NYHA, Class II/III chronic heart failure. Subsequently, we announced the approval of our supplemental drug application expanding the FUROSCIX indication in heart failure on August 9, 2024 to include NYHA Class IV heart failure patients. FUROSCIX is the first and only FDA-approved subcutaneous loop diuretic that delivers IV equivalent diuresis at home. IV equivalence was established in a clinical study in which FUROSCIX demonstrated 99.6% bioavailability (90% CI: 94.8%-104.8%) and 8-hour urine output of 2.7 L which was similar to subjects receiving intravenous furosemide. The commercial launch of FUROSCIX for congestion in patients with chronic heart failure commenced in the first quarter of 2023.

In early May 2024 we submitted a supplemental New Drug Application (sNDA), seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with chronic kidney disease (CKD).The FDA had previously confirmed that no additional clinical studies would be needed to expand the indication to CKD, provided that we can demonstrate an adequate pharmacokinetic/pharmacodynamic (PK/PD) bridge to the listed drug, furosemide injection, 10mg/mL. The application was accepted for filing by the FDA in July 2024 and approved on March 6, 2025. We anticipate formally launching the product in April 2025.

On October 7, 2024, we were notified that the FDA awarded 3-year exclusivity to FUROSCIX on the basis of clinical investigations conducted by the Company that were essential to approval. As a result, the FDA may not approve a subsequent product for subcutaneous administration of furosemide for 3 years from the date of approval of FUROSCIX, or October 7, 2025.

We are developing an 80mg/1mL autoinjector intended to provide an additional option to the on-body infusor for treatment of fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an autoinjector, if approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We submitted an investigational new drug application (IND) in February 2024, initiated a pharmacokinetic/pharmacodynamic PK/PD study in April of 2024, and completed enrollment in May 2024 with positive data announced in August 2024. We plan to submit a sNDA for the autoinjector in 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States in patients with chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and chronic kidney disease with worsening symptoms due to fluid overload despite oral diuretics to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $947 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $5,685, which can be significantly lower than the cost of a single hospitalization for worsening heart failure. Prevention of heart failure hospital admissions and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of heart failure admissions and readmissions to hospitals and shortening the hospital length of stay by completing diuresis post-discharge at home, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload.

In June 2024, another U.S. patent was granted, further strengthening our coverage of concentrated formulations of furosemide. We have progressed our development on multiple formulations described in the patent properties, have identified potential product candidates, and commenced a clinical study with our lead formulation.

We have funded our operations from inception through December 31, 2024 primarily through the sale of shares of our common stock and the incurrence of debt and, prior to that, through the private placement of our preferred stock.

For the years ended December 31, 2023 and 2024, our net losses were $54.8 million and $85.1 million, respectively. We have not been profitable since inception, and as of December 31, 2024, our accumulated deficit was $366.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues

Product revenues, net, consist of net sales of FUROSCIX. We initiated shipments of FUROSCIX to customers in the United States, which include specialty pharmacies, in February 2023. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, estimated returns and rebates.

Cost of Product Revenues

Cost of product revenues include costs related to the manufacturing of FUROSCIX, including third party manufacturing costs, packaging and freight, in addition to royalty expenses. We began capitalizing inventory upon FDA approval of FUROSCIX. All costs related to inventory for FUROSCIX that was produced prior to FDA approval were expensed as incurred and therefore not included in cost of revenues.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2023 and 2024

The following table summarizes our results of operations for the years ended December 31, 2023 and 2024 (in thousands):

	YEAR ENDED DECEMBER 31,		INCREASE
	2023	2024	(DECREASE)
Product revenues, net	$13,593	$36,332	$22,739

Operating expenses:
Cost of product revenues	3,811	11,361	7,550
Research and development	11,809	12,098	289
Selling, general and administrative	53,369	77,649	24,280
Total operating expenses	68,989	101,108	32,119
Loss from operations	(55,396)	(64,776)	9,380
Loss on extinguishment of debt	-	(13,032)	13,032
Change in fair value of term loan	-	(3,205)	3,205
Change in fair value of revenue purchase and sale liability	-	(3,642)	3,642
Other income	3,605	3,633	28
Interest income	5,104	3,444	(1,660)
Interest expense	(8,123)	(7,570)	(553)
Net loss	$(54,810)	$(85,148)	$30,338

Product revenues. Product revenues were $36.3 million for the year ended December 31, 2024, compared to $13.6 million for the year ended December 31, 2023. The increase of $22.7 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $11.4 million for the year ended December 31, 2024, compared to $3.8 million for the year ended December 31, 2023. The increase of $7.6 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses increased $0.3 million to $12.1 million during the year ended December 31, 2024, compared to $11.8 million during the year ended December 31, 2023. This increase was primarily attributable to a $0.8 million increase in clinical study costs, a $0.6 million increase in device development costs, and a $0.2 million increase in patent costs. The increase was partially offset by a $1.1 million decrease in pharmaceutical development costs, a $0.1 million decrease in quality consulting, and a $0.1 million decrease in shipping and storage.

Selling, general and administrative expenses. SG&A expenses increased $24.3 million to $77.6 million during the year ended December 31, 2024, compared to $53.4 million during the year ended December 31, 2023. This increase was primarily attributable to a $9.8 million increase in employee-related costs due to increased headcount, including compensation, benefits, travel and facilities allocations, a $7.8 million increase in commercial preparation costs, $4.4 million in costs associated with entering into the Credit Agreement and Revenue Purchase and Sale Agreement in the third quarter of 2024, a $1.8 million increase in patient support costs, a $0.5 million increase in professional service costs, and a $0.3 million increase in FDA user fees. The increase was offset by a $0.3 million decrease in insurance costs.

Loss on extinguishment of debt. Loss on extinguishment of debt was $13.0 million for the year ended December 31, 2024. The loss was related to the payoff of the Oaktree Agreement in August 2024.

Change in fair value of term loan. The change in fair value of the term loan, which is accounted for under the fair value option, was $3.2 million for the year ended December 31, 2024. The change in fair value was primarily due to changes in interest rates and volatility.

Change in fair value of revenue purchase and sale liability. The change in fair value of the revenue purchase and sale liability, which is accounted for under the fair value option, was $3.6 million for the year ended December 31, 2024. The change in fair value was primarily due to changes in market yields.

Other income. Other income was $3.6 million for the year ended December 31, 2024, compared to $3.6 million during the year ended December 31, 2023. Other income primarily represents fair value adjustments to the derivative liability.

Interest income. Interest income decreased $1.7 million to $3.4 million during the year ended December 31, 2024 compared to $5.1 million during the year ended December 31, 2023. This decrease was primarily attributable to higher interest rates on and larger investment balances in our financial instruments during the year ended December 31, 2023.

Interest expense. Interest expense decreased $0.6 million to $7.6 million during the year ended December 31, 2024 compared to $8.1 million during the year ended December 31, 2023. This decrease was due to the termination of the Oaktree Agreement and associated non-cash interest charges previously incurred due to the amortization of the debt discount associated with the instrument.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through December 31, 2024 primarily through the sale of shares of our common stock, through the private placement of our preferred stock and the incurrence of debt. From inception through December 31, 2024, we received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $81.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank, our previous term loan under the Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”), and the Credit Agreement and Revenue Purchase and Sale Agreement with Perceptive Credit Holdings IV, LP; $13.5 million from sales of convertible notes; $50.2 million from our public offering of common stock in 2020; $46.6 million from our public offering of common stock in 2022; $53.5 million from our public offering of common stock in 2024; $14.4 million from the sale of common stock in our 2019 at-the-market offering; and $15.2 million from the sale of common stock in our 2021 at-the-market offering. As of December 31, 2024, we had cash and cash equivalents of $75.7 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits.

On March 23, 2021, we entered into an Open Market Sales Agreement (the "2021 ATM Agreement") with Cowen and Company LLC ("Cowen") to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent (the "2021 ATM Program").

On March 13, 2024, we amended and restated the 2021 ATM Agreement where we entered into an Open Market Sales Agreement with Cowen with respect to an at-the-market offering program under which we could offer and sell the 2024 ATM Shares, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). As of March 13, 2024, we had sold a total of 1,726,043 2021 ATM Shares under the 2021 ATM Program at a weighted average gross selling price of $9.01 per share for net proceeds of $15.2 million. The offering and sale of the 2024 ATM Shares will be made pursuant to our shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of December 31, 2024. Please see Note 11. Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

On August 12, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named in Schedule A thereto (collectively, the “Underwriters”),relating to an underwritten offering of 12,000,000 shares of our common stock and, in lieu of common stock to select investors, pre-funded warrants to purchase 500,000 shares of common stock. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,875,000 shares of common stock at a price of $4.00 per share, less underwriting discounts and commissions. On August 12, 2024, the Underwriters exercised this option in full. The closing of the offering (including the sale of the Shares subject to the Underwriters’ option to purchase additional shares) took place on August 13, 2024. The net proceeds from the offering were $53.5 million, after deducting underwriting discounts and commissions and offering expenses. We do not intend to list the pre-funded warrants on Nasdaq or any other nationally recognized securities exchange or trading system.

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and our commercialization of FUROSCIX. We believe our existing cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months from the date of this Annual Report on Form 10-K. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we continue to incur additional costs as a result of operating as a public company. We plan to continue to fund our operations through cash and cash equivalents on hand. Additionally, we expect to have access to funds pursuant to our at-the-market offering program with Cowen, or we could otherwise seek additional funding through a combination of public or private equity offerings, or debt financings, if we believe additional resources are needed. Our future capital requirements will depend on many factors, including without limitation:

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

Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity, royalty-based or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we raise additional funds through royalty-based financing arrangements, we will likely agree to relinquish rights to potentially valuable future revenue streams and may agree to covenants that restrict our operations or strategic flexibility. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment or expansion of sales and marketing capabilities or other activities necessary to commercialize our products. For example, the trading prices for our and other biopharmaceutical companies’ securities have been highly volatile as a result of macroeconomic conditions and developments in our industry. As a result, we may face difficulties raising capital through sales of our securities and any such sales may be on unfavorable terms. Additionally, our ability to raise capital may be further impacted by global macroeconomic conditions including, for example, as a result of international political conflict and/or instability, including due to war or terrorism, supply chain issues, tariffs and trade wars, and fluctuating inflation and interest rates.

Perceptive Financing

On August 9, 2024 (the "Closing Date"), we entered into a Credit Agreement and Guaranty (the "Credit Agreement"), by and among us, the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent"). The Credit Agreement establishes a $75.0 million term loan facility, consisting of (i) $50.0 million (the “Tranche A Loan”) funded on the Closing Date, (ii) $25.0 million (the “Tranche B Loan” and, together with the Tranche A Loan, collectively, the “Term Loan”) that we may borrow in a single borrowing on or prior to March 31, 2026; provided, in the case of the Tranche B Loan, that we and our subsidiaries have obtained certain regulatory approval and achieved certain net sales targets, each as described in the Credit Agreement. The Term Loan has a maturity date of August 9, 2029 (the “Maturity Date”).

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

Our obligations under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) will be guaranteed by any domestic subsidiaries of ours that become Guarantors (as defined in the Credit Agreement), subject to certain exceptions. Our obligations under the Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all of our assets, subject to certain customary thresholds and exceptions. As of the Closing Date, there are no Guarantors.

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

In addition, the Credit Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loan, including cash. Under the Credit Agreement, an event of default will occur if, among other things, we fail to make payments under the Credit Agreement (subject to specified periods), we or our subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches), a material adverse change occurs, we, our subsidiaries or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, we and/or our subsidiaries are unable to pay our debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 3.0% per annum may apply to all obligations owed under the Credit Agreement.

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

In conjunction with the closing of the Perceptive Financing, we used a portion of the proceeds to prepay all outstanding loans under the Oaktree Agreement, including the exit fee, on the Closing Date.

Oaktree Loan and Security Agreement

On October 13, 2022 (“Oaktree Closing Date”), we entered into a Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $100.0 million in three tranches with a maturity date of October 13, 2027.

The first tranche of $50.0 million was drawn immediately. In connection with entering into the Oaktree Agreement, we granted warrants to Oaktree to purchase up to an aggregate of 516,345 shares of the Company’s common stock at an exercise price of $5.40 per share. The warrants are immediately exercisable and the exercise period expires on October 13, 2029.

In connection with the Credit Agreement, we paid off all unpaid borrowings under the Oaktree Agreement on August 9, 2024, including the $1.0 million exit fee and a prepayment premium of $2.6 million.

Prepayments of the term loan, in whole or in part, were subject to a prepayment fee. We were also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Oaktree Agreement.

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
(in thousands)	2023	2024
Net cash (used in) provided by:
Operating activities	$(59,244)	$(70,538)
Investing activities	19,965	29,299
Financing activities	14,850	70,080
Net (decrease) increase in cash and cash equivalents	$(24,429)	$28,841

Net Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $70.5 million, consisting primarily of a net loss of $85.1 million and a $13.1 million increase in net operating assets. This was offset by non-cash charges of $23.2 million and $4.5 million in debt issuance costs. The increase in net operating assets is related to accounts receivable and inventory to support the ongoing commercial operations of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, non-cash interest expense related to amortization of debt discount associated with the Oaktree Agreement, the fair value adjustments to the derivative liability, term loan and revenue purchase and sale liability, and the loss on the extinguishment of the Oaktree Agreement and accretion of premium on investments.

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

Net Cash Provided by Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $29.3 million, consisting primarily of maturities of short-term investments, net of purchases.

During the year ended December 31, 2023, net cash provided by investing activities was $20.0 million, consisting primarily of maturities of short-term investments, net of purchases.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $70.1 million, consisting of proceeds from the Perceptive Financing, proceeds from the sale of common stock, purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises, offset by the payoff of the Oaktree Agreement, and related fees, and amounts paid to settle restricted stock unit tax withholding obligations.

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

Product Net Sales: FUROSCIX was approved by the FDA on October 7, 2022. We launched sales of FUROSCIX in the first quarter of 2023 and our customers consist of specialty pharmacies (“SPs”) and specialty distributors ("SDs"). We recognize revenue from product sales at a point in time, typically upon receipt of product at the SPs and the SDs, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) prompt pay discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either as a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from its estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. There have not been material changes in these estimates or assumptions pertaining to constraints on revenue recognition over the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to constraints on revenue recognition, the financial statements could be materially impacted.

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

Financial Liabilities

Our Term Loan and our revenue purchase and sale liability are accounted for under the fair value option in the accompanying consolidated balance sheets, as permitted under Accounting Standards Codification Topic 825, Financial Instruments. The fair values of our Term Loan and our revenue purchase and sale liability are based on significant inputs which are not observable in the market and which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates we believe would be made by a market participant in making the same valuation. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The Term Loan was recorded using a binomial lattice model to account for the dynamic nature of interest rate fluctuations and the strategic exercise of the certain optional prepayment features. The Term Loan is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

The fair value of the revenue purchase and sale liability was measured using the Monte Carlo simulation method (“MCS”), utilizing future cash flow projections and assumptions of the timing and probability of certain contingent events, such as the occurrence of a change of control and the exercise of call and put options.

The fair values of the term loan and the revenue purchase and sale liability may change significantly as additional data is obtained, impacting our assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the our results of operations in future periods.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of scPharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 2 to the financial statements, revenue from product sales are recorded at the net sales price, which requires estimates for variable consideration, including rebates for the Medicaid Drug Rebate Program (“Medicaid”) and the Medicare Part D prescription drug benefit (“Medicare”). Provisions for these allowances are recorded in the period in which the related revenue is recorded and are presented as an accrued liability in the Company’s consolidated balance sheet.

We identified the estimates for variable consideration in revenue relating to Medicaid and Medicare rebates as a critical audit matter due to their significance and the judgmental nature of the assumptions used by management in preparing the estimates. In particular, management is required to make estimates that include consideration of its history of paying rebates, historical and anticipated dispensing of product to eligible benefit plan patients and period end inventory held at its customers. The Company has a limited history upon which to base such estimates and changes in the estimated dispensing mix can have a material effect on the amount of estimates recorded. Auditing management’s assumptions was complex and required a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the audit evidence obtained.

Our audit procedures related to the Company’s variable consideration adjustments to revenue for rebates included the following, among others:

•
We tested the completeness and accuracy of the information used by management in calculating Medicaid and Medicare rebates by testing a sample of products sold to the underlying revenue transaction details

•
We confirmed the dispensing history and the December 31, 2024 inventory held by the Company’s customers directly with customers on a sample basis

•
We traced rebate percentages used to calculate the Medicaid and Medicare rebate allowances to related statutory or contractual rates

•
We evaluated the reasonableness of the Medicaid and Medicare rebate allowances by reviewing actual history of rebates paid through December 31, 2024, the historical dispensing mix and the Medicaid and Medicare rebates billed to the Company subsequent to the balance sheet date to determine consistency with management’s estimates

Valuation of Financial Liabilities

As described in Notes 9 and 10 to the financial statements, on August 9, 2024, the Company entered into a Credit Agreement (“Term Loan”) and into a Revenue Participation Right Purchase and Sale Agreement (“Revenue Purchase and Sale Liability”). The Company elected the fair value option to account for both the Term Loan and the Revenue Purchase and Sale Liability. The Company estimates the fair value of the Term Loan using a binomial lattice model and estimates the fair value of the Revenue Purchase and Sale Liability using a Monte Carlo simulation method.

We identified the fair value estimates related to the Term Loan and the Revenue Purchase and Sale Liability as a critical audit matter because of the complexity of the valuation models, including the judgements made by management in estimating the fair value of the instruments. The valuation models used in determining the fair value of the financial liabilities include inputs subject to management’s judgment, including estimates of volatility, credit spreads, probability of a change of control, probability of prepayment, and net sales projections. This required a high degree of auditor judgment and subjectivity when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

Our audit procedures related to the Company’s evaluation and valuation of the fair value of the Term Loan facility and the Revenue Purchase and Sale Liability included the following, among others:

•
Inspected the terms of all relevant legal documents supporting the transaction and ensured agreement to the source data used by management in determining the fair value of the instruments

•
Assessed the Company’s technical accounting documentation regarding their election of the fair value option

•
Evaluated the reasonableness of significant assumptions used to calculate the fair value of the Term Loan and the Revenue Purchase and Sale Liability including the estimate of the probability of a change of control, probability of prepayment and net sales projections

•
With the assistance of our fair value specialists, we evaluated the appropriateness of the methodology used in estimating the fair value of the Term Loan facility and the Revenue Purchase and Sale Liability, including testing the reasonableness of the estimates for volatility, discount rates and credit spreads and tested the mathematical accuracy of the resulting valuations

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 19, 2025

SCPHARMACEUTICALS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31, 2023	DECEMBER 31, 2024
Assets
Current assets
Cash and cash equivalents	$46,814	$75,655
Short-term investments	29,199	—
Accounts receivable, net	4,489	11,721
Inventory, net	8,840	13,903
Prepaid expenses	2,436	3,549
Deposits and other current assets	1,160	1,021
Total current assets	92,938	105,849
Property and equipment, net	58	56
Right-of-use lease assets - operating, net	1,401	1,273
Deposits and other assets	82	341
Total assets	$94,479	$107,519
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,001	$3,883
Accrued expenses	8,901	10,702
Lease obligation - operating, short-term	176	239
Other current liabilities	56	52
Total current liabilities	13,134	14,876
Term loan, long-term	38,811	51,350
Revenue purchase and sale liability	—	26,869
Derivative liability	3,857	—
Lease obligation - operating, long-term	1,282	1,104
Other liabilities	177	—
Total liabilities	57,261	94,199
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 150,000,000 shares authorized at December 31, 2023; 35,968,510 and 50,095,689 shares issued and outstanding at December 31, 2023 and December 31, 2024, respectively	4	5
Additional paid-in capital	318,561	379,809
Accumulated deficit	(281,346)	(366,494)
Accumulated other comprehensive loss	(1)	-
Total stockholders’ equity	37,218	13,320
Total liabilities and stockholders’ equity	$94,479	$107,519

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2023	2024
Product revenues, net	$13,593	$36,332

Operating expenses:
Cost of product revenues	3,811	11,361
Research and development	11,809	12,098
Selling, general and administrative	53,369	77,649
Total operating expenses	68,989	101,108

Loss from operations	(55,396)	(64,776)
Loss on extinguishment of debt	—	(13,032)
Change in fair value of term loan	—	(3,205)
Change in fair value of revenue purchase and sale liability	—	(3,642)
Other income	3,605	3,633
Interest income	5,104	3,444
Interest expense	(8,123)	(7,570)
Net loss	$(54,810)	$(85,148)
Net loss per share, basic and diluted	$(1.42)	$(1.91)
Weighted—average common shares outstanding, basic and diluted	38,513,747	44,519,669

Other comprehensive loss:
Unrealized loss on short-term investments	$(33)	$1
Comprehensive loss	$(54,843)	$(85,147)

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
At December 31, 2022	34,257,916	$3	$298,934	$(226,536)	$32	$72,433
Net loss	—	—	—	(54,810)	—	(54,810)
Issuance of common stock under at-the-market offering, net of issuance costs (Note 11)	1,544,490	1	13,959	—	—	13,960
Issuance of common stock upon exercise of stock options	75,979	—	354	—	—	354
Issuance of common stock purchased through employee stock purchase plan	90,125	—	458	—	—	458
Stock-based compensation	—	—	4,856	—	—	4,856
Unrealized loss on short term investments	—	—	—	—	(33)	(33)
At December 31, 2023	35,968,510	4	318,561	(281,346)	(1)	37,218
Net loss	—	—	—	(85,148)	—	(85,148)
Issuance of warrants (Note 10)	—	—	1,744	—	—	1,744
Issuance of common stock and pre-funded warrants in common stock offering, net of issuance costs (Note 11)	13,875,000	1	53,546	—	—	53,547
Issuance of common stock upon exercise of stock options	54,546	—	228	—	—	228
Vesting of restricted stock	56,685	—	(166)	—	—	(166)
Issuance of common stock through employee stock purchase plan	140,948	—	454	—	—	454
Stock-based compensation	—	—	5,442	—	—	5,442
Unrealized gain on short term investments	—	—	—	—	1	1
At December 31, 2024	50,095,689	$5	$379,809	$(366,494)	$—	$13,320

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Consolidated Statements of Cash Flows

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2024
Cash flows from operating activities
Net loss	$(54,810)	$(85,148)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	24	20
Loss on disposal of property and equipment	11	4
Reduction in carrying value of operating right-of-use lease assets	602	128
Accretion on short-term investments	(2,112)	(120)
Allowance for doubtful accounts	—	57
Allowance for excess, damaged and obsolete inventory	—	100
Stock-based compensation	4,856	5,442
Non-cash interest expense	2,166	1,562
Fair value adjustment to term loan	—	3,205
Fair value adjustment to revenue purchase and sale liability	—	3,642
Fair value adjustment to derivative liability	(3,660)	(3,857)
Debt issuance costs	—	4,487
Loss on extinguishment of debt	—	13,032
Changes in operating assets and liabilities
Accounts receivable	(4,489)	(7,289)
Inventory	(7,609)	(5,162)
Prepaid expenses and other assets	221	(1,233)
Accounts payable, accrued expenses and other liabilities	5,556	592
Net cash flows used in operating activities	(59,244)	(70,538)
Cash flows from investing activities
Purchases of property and equipment	(40)	(21)
Maturities of short-term investments	70,600	29,320
Purchases of short-term investments	(50,595)	—
Net cash flows provided by investing activities	19,965	29,299
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts and offering costs	—	53,547
Proceeds from term loan, net	—	46,772
Proceeds from revenue participation agreement, net	—	23,629
Proceeds from employee stock purchase plan	458	454
Proceeds from the exercise of vested stock options	354	228
Proceeds from at-the-market offering, net	14,038	—
Principal payments on term loan	—	(50,000)
Prepayment and legal fees	—	(2,582)
Payment of term loan final fee	—	(1,000)
Payments on revenue participation agreement	—	(802)
Settlement of restricted stock units for tax withholding obligations	—	(166)
Net cash flows provided by financing activities	14,850	70,080
Net (decrease) increase in cash	(24,429)	28,841
Cash and cash equivalents, beginning of year	71,243	46,814
Cash and cash equivalents, end of year	$46,814	$75,655
Supplemental cash flow information
Interest paid	$5,940	$6,043
Taxes paid	248	211
Supplemental disclosure of non-cash activities
Fair value of warrants issued	—	1,855
Operating right-of-use asset received in exchange for lease obligations	1,437	71
Transfer of issuance costs from other noncurrent assets to equity	79	—

The accompanying notes are an integral part of these consolidated financial statements.

SCPHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2024

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

Liquidity

At December 31, 2024, the Company had cash and cash equivalents of $75.7 million and working capital of $91.0 million. During the year ended December 31, 2024, the Company incurred a net loss totaling $85.1 million and used cash in operating activities totaling $70.5 million. The Company expects to continue to incur losses and use cash in operating activities in 2025.

On October 13, 2022, the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the lenders (Note 10). On August 9, 2024 (the "Closing Date"), the Company entered into a Credit Agreement and Guaranty (the "Credit Agreement") with the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent") (Note 10). On the Closing Date, the Company also entered into a Revenue Participation Right Purchase and Sale Agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser") (Note 10). The Company used the proceeds of the Credit Agreement and the Revenue Purchase and Sale Agreement to, on the Closing Date, prepay all outstanding obligations under the Oaktree Agreement, including the payment of fees and expenses associated with the Oaktree Agreement. In addition, on August 13, 2024, the Company completed an underwritten public offering of shares of its common stock (and, in lieu of such shares of common stock to selected investors, pre-funded warrants to purchase shares of its common stock) with net proceeds of $53.5 million (Note 11).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and money market accounts with financial institutions. Cash equivalents are carried at cost which approximates fair value due to their short-term nature and which the Company believes do not have a material exposure to credit risk. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times such cash and cash equivalents may be in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits. The Company has not experienced any losses with respect to these accounts.

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's credit loss allowance for uncollectible trade receivables was $0 and $57,000 at December 31, 2023 and 2024, respectively.

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

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2023 and December 31, 2024, three customers represent 99% and two customers represent 96% of accounts receivable, respectively. For the year ended December 31, 2023 and December 31, 2024, two customers represent 93% and two customers represent 88% of revenue, respectively.

The Company has a limited number of suppliers and contract manufacturers utilized in the production of its product. As of December 31, 2023 and December 31, 2024, one supplier represented 47% and three suppliers represented 71% of accounts payable, respectively. For the year ended December 31, 2023 and December 31, 2024, two suppliers represented 38% and two suppliers represented 46% of purchases, respectively.

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

Inventory

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following U.S. Food and Drug Administration ("FDA") approval of FUROSCIX on October 7, 2022. Inventory is valued on a first in, first out ("FIFO") basis. The Company periodically reviews inventory for expiry and obsolescence and writes it down accordingly, if necessary. Prior to FDA approval of FUROSCIX, the Company expensed all inventory-related costs, including that used for clinical development, to research and development ("R&D") costs in the period incurred.

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

The Company elected to account for the Perceptive Financing using the fair value option, which allows for valuing the Credit Agreement and the Revenue Purchase and Sale Agreement in their entirety rather than bifurcation of the embedded derivatives.

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

Product Net Sales

FUROSCIX was approved by the FDA on October 7, 2022. The Company launched sales of FUROSCIX in the first quarter of 2023 and its customers consist of specialty pharmacies (“SPs”) and specialty distributors ("SDs"). The Company recognizes revenue from product sales at a point in time, typically upon receipt of product at the SPs and SDs, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) prompt pay discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either as a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results vary from its estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Selling, General, and Administrative Costs

Selling, general, and administrative costs consist primarily of employee-related expenses, promotional activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event. Advertising costs for the years ended December 31, 2023 and 2024 were $79,000 and $1.1 million, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2023 and 2024, the Company had no such accruals.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU provide new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. In addition, the amendments enhance interim disclosure requirements. The Company adopted this standard on a retrospective basis for the fiscal 2024 annual period, and for interim periods beginning December 29, 2024. The impact is limited to financial statement disclosures. See Note 15. Segments.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s consolidated financial statements and disclosures.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	For the year ended
	December 31, 2023	December 31, 2024
Net loss	$(54,810)	$(85,148)
Weighted—average common shares outstanding, basic and diluted	38,513,747	44,519,669
Net loss per share, basic and diluted	$(1.42)	$(1.91)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in common stock equivalent shares):

	For the year ended
	December 31, 2023	December 31, 2024
Stock options to purchase common stock	4,681,326	5,530,823
Warrants to purchase common stock	516,345	1,016,345
Unvested restricted stock	368,411	736,229
	5,566,082	7,283,397

4. Investments

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale classified investments as of December 31, 2023 and 2024 consisted of the following (in thousands):

	At December 31, 2023
Investments - Current:	Cost Basis	Accumulated Unrealized Gains	Accumulated Unrealized Losses	Fair Value
United States Treasury securities	$13,967	$2	$-	$13,969
Commercial paper	9,427	-	(2)	9,425
Corporate bonds	3,815	-	-	3,815
United States Government Agency securities	1,991	-	(1)	1,990
Total	$29,200	$2	$(3)	$29,199

The Company did not have any investments as of December 31, 2024.

5. Inventory

The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2023	2024
Raw materials	$4,256	$4,784
Work-in-process	4,188	7,012
Finished goods	396	2,107
	$8,840	$13,903

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of FUROSCIX in October 2022 and has not recorded any significant inventory write-downs since that time. At December 31, 2023 and December 31, 2024, the Company had an allowance for excess, damaged, and obsolete inventory in the amount of $0 and $100,000, respectively. The Company currently uses a limited number of third-party contract manufacturing organizations ("CMOs") to produce its inventory.

6. Property and Equipment

Purchased property and equipment consist of the following as of December 31, 2023 and 2024 (in thousands):

	ESTIMATED USEFUL LIFE	2023	2024
Office equipment	5 years	$31	$27
Office furniture	7 years	64	85
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	9	9
		119	136
Less: Accumulated depreciation		(61)	(80)
Property and equipment, net		$58	$56

Depreciation expense for the years ended December 31, 2023 and 2024 was $24,000 and $20,000, respectively, and is included in operating expenses.

7. Accrued Expenses

Accrued expenses at December 31, 2023 and 2024 consist of (in thousands):

	2023	2024
Employee compensation and related costs	$4,375	$5,203
Sales allowances and related costs	1,418	2,690
Revenue purchase and sale agreement	—	971
Contract research and development	1,202	644
Consulting and professional service fees	945	529
Manufacturing costs	434	330
Royalty	249	317
Inventory in transit	150	-
Other	128	18
Total accrued expenses	$8,901	$10,702

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

Accordingly, the Company had no net income tax provision or benefit during the years ended December 31, 2023 and 2024. Components of the net deferred tax assets at December 31, 2023 and 2024 are as follows (in thousands):

	2023	2024
Deferred tax assets:
Federal net operating loss carryforwards	$30,405	$41,549
State net operating loss carryforwards	8,216	10,526
Research and development tax credits	4,729	5,304
Accrued liabilities	1,088	1,488
Stock-based compensation	1,814	2,311
Depreciation and amortization	3	2
Capitalized research and development costs	27,720	24,381
Lease liabilities	370	352
Other	—	683
Inventory and bad debt reserve	—	74
Charitable contributions	—	459
Revenue purchase and sale liability	—	7,298
Total deferred tax assets	74,345	94,427
Deferred tax liabilities:
Right-of-use lease assets	(355)	(334)
Other	(833)	—
Total deferred tax liabilities	$(1,188)	$(334)
Valuation allowance	$(73,157)	$(94,093)
Net deferred tax assets	$—	$—

At December 31, 2024, the Company had available federal net operating loss carryforwards of $17.5 million, which expire at various dates through 2037, and $180.3 million, which may be carried forward indefinitely. At December 31, 2024, the Company had available state net operating loss carryforwards of $185.5 million, which expire at various dates through 2044, and $3.5 million, which may be carried forward indefinitely. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2023 and 2024 since it is more likely than not that these future tax benefits will not be realized. During 2024, the valuation allowance increased by $20.9 million.

A reconciliation of the beginning and ending amount of the valuation allowance is as follows (in thousands):

	2023	2024
Beginning valuation allowance	$59,086	$73,157
Current year - increases	14,071	20,936
Ending valuation allowance	$73,157	$94,093

At December 31, 2024, the Company had federal and state research and development credit carryforwards of $4.5 million and $1.1 million, respectively. The net credit carryforwards may be used to offset future income taxes and expire at various dates through 2044. Under the provisions of the Internal Revenue Code ("IRC"), the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. The Company had performed an IRC 382 study during 2017 which resulted in identifying an ownership change had occurred on the initial public offering date of 11/21/2017. For these reasons, in the event the Company experiences a change of control, they may not be able to utilize a material portion of the net operating losses or research and development credit carryforwards even if they attain profitability.

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental ("R&D") expenditures under section 174 for tax years beginning after December 31, 2021. These rules became effective for the Company during the year ended December 31, 2022. As a result, for tax purposes, the Company has capitalized R&D costs of $11.6 million and $10.7 million for the years ended December 31, 2023 and 2024, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements at December 31, 2023 and 2024 are as follows:

	2023	2024
Federal income tax at statutory rate	21.00%	21.00%
State income tax, net of federal benefit	8.65%	4.08%
Research and development credits	0.96%	0.69%
Book compensation related to stock options	(1.00)%	(0.80)%
Change in income tax rate	(3.16)%	1.19%
Other	(0.01)%	—
Increase in valuation allowance	(25.68)%	(24.59)%
Permanent differences	(0.76)%	(1.57)%
Effective tax rate	—%	0.00%

The Company files tax returns in the United States, Massachusetts and other states. The tax years 2020 through 2024 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily the United States federal and Massachusetts. Carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	2023	2024
Beginning uncertain tax benefits	$1,106	$1,236
Prior year - increases	28	-
Current year - increases	102	147
Ending uncertain tax benefits	$1,236	$1,383

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2023
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$44,202	$44,202	$—	$—
Total cash equivalents	44,202	44,202	—	—

United States Treasury securities	13,969	13,969	—	—
Commercial paper	9,425	—	9,425	—
Corporate bonds	3,815	—	3,815	—
United States Government Agency securities	1,990	—	1,990	—
Investments	29,199	13,969	15,230	—

Total	$73,401	$58,171	$15,230	$—
Liabilities:
Derivative liability	$3,857	$—	$—	$3,857

Total	$3,857	$—	$—	$3,857

	As of December 31, 2024
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$73,910	$73,910	$—	$—

Total	$73,910	$73,910	$—	$—

Liabilities:
Term loan	$51,350	$—	$—	$51,350
Revenue purchase and sale liability	27,840	—	—	27,840

Total	$79,190	$—	$—	$79,190

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

The fair value of the term loan was measured as of December 31, 2024, using a binomial lattice model to account for the dynamic nature of interest rate fluctuations and the strategic exercise of the certain optional prepayment features.

The fair value of the revenue purchase and sale liability was measured as of December 31, 2024, using the Monte Carlo simulation method (“MCS”), utilizing future cash flow projections and assumptions of the timing and probability of certain contingent events, such as the occurrence of a change of control and the exercise of call and put options. A discount rate of 21.0% was used.

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

Changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2024 are as follows:

	Derivative Liability	Term Loan	Revenue purchase and sale liability
At December 31, 2023	$3,857	$—	$—
Initial fair value	—	48,145	25,000
Change in fair value	(3,857)	3,205	3,642
Repayments	—	—	(802)
At December 31, 2024	$—	$51,350	$27,840

10. Financial Liabilities

Perceptive Financing

The following table presents the fair value of the Company's debt balance as of December 31, 2024 (in thousands):

DECEMBER 31, 2024
Par value of the term loan	$50,000
Initial fair value adjustment	(1,855)
Fair value of the term loan at issuance	48,145
Change in fair value of the term loan	3,205
Total fair value of the term loan	$51,350

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

On the Closing Date, the Company was required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of the Company’s common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902. Upon the completion of the sale of common stock on August 13, 2024 (Note 11), the exercise price of the warrants was adjusted to $4.00 according to the terms of the agreement. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the residual method, and is recorded as an increase to additional paid-in-capital on the consolidated statement of stockholder’s equity in the amount of $1.6 million. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $4.33, the exercise price per warrant equal to $4.00, the expected volatility of 87.5%, the risk-free interest rate of 3.83%, the contractual term of 6 years and the absence of a dividend. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance.

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

Certain conversion and redemption features of the Perceptive Financing would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreements, the Company has elected the fair value option for the Perceptive Financing and will record the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. The initial fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $48.1 million and $25.0 million, respectively. As of December 31, 2024, the fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $51.4 million and $27.8 million, respectively. Refer to Note 9, “Fair Value of Financial Instruments” for additional details regarding the fair value measurement. The Revenue Payment payable in connection with the Revenue Purchase and Sale Agreement was $971,000 and was recorded within accrued expenses on the consolidated balance sheet at December 31, 2024.

In conjunction with the closing of the Perceptive Financing, the Company used a portion of the proceeds to prepay all outstanding loans under the Oaktree Agreement (as defined below), including the exit fee, on the Closing Date.

As of December 31, 2024, future principal payments due under the Perceptive Agreement are as follows (in thousands):

Year ended:
December 31, 2025	$—
December 31, 2026	—
December 31, 2027	—
December 31, 2028	—
December 31, 2029	50,000
Thereafter	—
Total minimum principal payments	50,000

Oaktree Agreement

The following table presents the carrying value of the Company's Oaktree term loan as of December 31, 2023 (in thousands):

DECEMBER 31, 2023
Face value	$50,000
Discount	(11,189)
Total	$38,811
Less: short-term debt	—
Long-term debt	$38,811

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

In connection with the Credit Agreement, the Company paid off all unpaid borrowings under the Oaktree Agreement on August 9, 2024, including the $1.0 million exit fee and a prepayment premium of $2.6 million. For the years ended December 31, 2023 and 2024, the Company recorded $2.0 million and $1.5 million related to the amortization of the debt discount associated with the Oaktree Agreement, respectively. For the years ended December 31, 2023 and 2024, the Company recorded $149,000 and $107,000 related to the amortization of the exit fee associated with the Oaktree Agreement, respectively.

11. Stockholders’ Equity

Common Stock

At December 31, 2023 and 2024, the Company had 150,000,000 shares of common stock authorized with a par value of $0.0001. There were 35,968,510 and 50,095,689 shares issued and outstanding at December 31, 2023 and 2024, respectively. Voting, dividend and liquidation rights of the holders of the common stock are subject to the Company’s articles of incorporation, corporate bylaws and underlying shareholder agreements.

Reserved Shares

The Company has reserved 5,530,823 and 736,229 shares of common stock for the exercise of outstanding options to purchase common stock and for the vesting of RSUs respectively.

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

2024 At-the-Market Issuance Sales Agreement

Pursuant to the 2024 ATM Agreement, the Company could offer and sell shares of its common stock (the “2024 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the

"2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024 (the "2024 Registration Statement"). There were no shares issued under the 2024 ATM Program as of December 31, 2024.

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

The 2024 Offering Shares were sold at an offering price of $4.00 per share. The pre-funded warrants were sold at an offering price of $3.999 per underlying share, which was equal to the price per share of common stock being sold in the public offering, minus $0.001, which is the exercise price per share of the pre-funded warrants. The pre-funded warrants were accounted for as equity instruments. Net proceeds of the offering were $53.5 million, after deducting underwriting discounts, commissions and offering expenses.

Preferred Stock

At December 31, 2023 and 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.0001 and no shares of preferred stock were issued or outstanding.

12. Stock-Based Compensation

Stock Options

In October 2017, the board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) which became effective in November 2017, upon the closing of the Company’s IPO. The 2017 Stock Plan will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) terminated in November 2017 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2014 Stock Plan. At December 31, 2024, there were 555,427 options outstanding under the 2014 Stock Plan.

At December 31, 2024, there were 8,769,977 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 366,823 options that have been forfeited from the 2014 Stock Plan.

At December 31, 2024, there were 3,079,779 options available for issuance under the 2017 Stock Plan and 4,887,744 options outstanding and 736,229 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At December 31, 2024, there were 412,348 options available for issuance under the Inducement Plan, and 87,652 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and the Inducement Plan is determined by the compensation committee of the board of directors but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2023	2024
Risk-free interest rate	3.40%—4.67%	3.53%—4.59%
Expected dividend yield	0%	0%
Expected life	5.5—7.0 years	5.5—6.7 years
Expected volatility	77%—85%	76%—79%
Weighted-average grant date fair value	$5.26	$3.67

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

The following table summarizes information about stock option activity during 2023 and 2024 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2022	4,008,177	$5.76
Granted	1,004,632	7.38
Exercised	(100,322)	4.94
Forfeited	(231,161)	6.44
Outstanding, December 31, 2023	4,681,326	6.09
Granted	1,295,737	5.25
Exercised	(30,203)	2.85
Forfeited	(416,037)	6.46
Outstanding, December 31, 2024	5,530,823	$5.89	6.63	$29
Vested and exercisable, December 31, 2024	3,646,629	$6.14	5.57	$29
Vested and expected to vest, December 31, 2024	5,207,255	$5.92	6.49	$29

The following table summarizes information about RSU activity during 2023 and 2024:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2022	—	$—
Granted	387,950	6.33
Vested	—	—
Forfeited	(19,539)	6.28
RSUs outstanding, December 31, 2023	368,411	6.33
Granted	493,535	5.63
Vested	(82,818)	6.33
Forfeited	(42,899)	6.18
RSUs outstanding, December 31, 2024	736,229	$5.87

The number of RSUs vested includes shares of common stock withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

During 2023 and 2024, the Company received $354,000 and $87,000, respectively, upon exercise of stock options. The intrinsic value of the options exercised in 2023 and 2024 was $244,000 and $65,000, respectively. 24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. Cash received on January 2, 2024 related to this exercise totaled $141,000. This share issuance was recognized on the Company's Condensed Consolidated Statements of Stockholders' Equity for the quarter ending March 31, 2024.

Unrecognized compensation expense related to unvested options as of December 31, 2024 was $4.7 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.3 years. Unrecognized compensation expense related to unvested RSUs as of December 31, 2024 was $2.3 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.7 years.

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

During 2023 and 2024, 90,125 and 140,948 shares of common stock were issued under the ESPP, respectively. As of December 31, 2024, there were 1,321,618 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for employees, directors and non-employees during the years ended December 31, 2023 and 2024 as follows (in thousands):

	2023	2024
Research and development	$1,446	$1,538
Selling, general and administrative	3,410	3,904
Total	$4,856	$5,442

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

Rent expense under the operating leases totaled $0.6 million and $0.4 million for the years ended December 31, 2023 and 2024, respectively.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2024 (in thousands):

Year ended:
December 31, 2025	$381
December 31, 2026	376
December 31, 2027	358
December 31, 2028	367
December 31, 2029	249
Thereafter	-
Total minimum lease payments	1,731
Less imputed interest	(388)
Total	$1,343

	2023	2024
Lease cost:
Operating lease cost	$692	$367
Short-term lease cost	22	26
Sublease income	-	-
Total lease cost	$714	$393
Other information
Cash paid for amounts included in the measurement of liabilities	$625	$355
Operating cash flows from operating leases	$50	$11
Weighted-average remaining lease term - operating leases	5.6 years	4.5 years
Weighted-average discount rate - operating leases	11.7%	11.8%

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

14. 401(k) Savings Plan

In July 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees. Employees may make contributions by withholding a percentage of their salary. The plan includes an employer match equal to 100% on the first 3% of deferred compensation and an additional 50% on the next 2% of deferred compensation. During the years ended December 31, 2023 and 2024, the Company has recognized compensation expense of $712,000 and $934,000, respectively, for the employer match contribution.

15. Segment

The Company operates in a single segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on the net income (loss) that also is reported on the consolidated statement of operations as consolidated net income (loss). Net income (loss) is used to monitor budget versus actual results. monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company’s chief operating decision maker is the chief executive officer.

Segment net loss for the years ended December 31, 2023 and 2024 is as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2023	2024
Product revenues, net	$13,593	$36,332
Less:
Cost of product revenues	3,811	11,361
Research and development expenses	9,836	10,168
Selling, general and administrative expenses	48,905	72,581
Other segment items (1)	6,437	6,998
Loss on extinguishment of debt	—	13,032
Change in fair value of term loan	—	3,205
Change in fair value of revenue purchase and sale liability	—	3,642
Other income	(3,605)	(3,633)
Interest income	(5,104)	(3,444)
Interest expense	8,123	7,570
Segment net loss	$(54,810)	$(85,148)

(1) Other segment items include stock-based compensation expense, facility-related costs and depreciation.

16. Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, beginning with the preparation of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness related to the controls, processes and procedures over the fair value accounting associated with its financial liabilities measured at fair value. See Note 10, Financial Liabilities, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the financial liabilities. Specifically, the calculations performed by our third-party valuation specialist during the fourth quarter of fiscal 2023 and third quarter of fiscal 2024 as it relates to fair value accounting for the liabilities included errors resulting in an overstatement in the fair values. We made adjustments necessary to properly reflect the fair value of the instruments in the financial statements, as applicable, included in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the period ended September 30, 2024.There were no changes to previously released financial results as a result of this material weakness.

Our management, with the oversight of our audit committee, initiated steps and took additional measures to remediate the underlying causes of the material weakness, which included revising the precision level of management review controls, gaining additional assurance regarding our outside service providers’ quality control procedures, and ultimately changing to a new third-party valuation specialist.

Management has concluded that the material weakness described above has been remediated. The applicable controls have been in place for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information relating to our executive officers and directors is included in Part I, Item 1, of this Annual Report on Form 10-K. The remaining information with respect to this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2025 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

A current copy of our Code of Business Conduct and Ethics is posted on the Corporate Governance section of our website, which is located at www.scpharmaceuticals.com. If we make any amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver as required by law or the rules of Nasdaq on our website or in a current report on Form 8-K.

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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38293) filed on August 13, 2024.

4.6	Description of Registered Securities (incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 23, 2021)

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

10.10	Revenue Purchase and Sale Agreement, dated August 9, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38293) filed on August 12, 2024).

10.11#

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

19.1*	scPharmaceuticals Inc. Policy and Procedures on Insider Trading and Disclosure

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 22, 2022)

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38293) filed on March 13, 2024).

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCPHARMACEUTICALS INC.

Date: March 19, 2025	By:	/s/ John H. Tucker
John H. Tucker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Tucker	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 19, 2025
John H. Tucker

/s/ Rachael Nokes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2025
Rachael Nokes

/s/ Jack A. Khattar	Chairman of the Board	March 19, 2025
Jack A. Khattar

/s/ William T. Abraham, M.D.	Director	March 19, 2025
William T. Abraham, M.D.

/s/ Mette Kirstine Agger	Director	March 19, 2025
Mette Kirstine Agger

/s/ Minnie V. Baylor-Henry	Director	March 19, 2025
Minnie V. Baylor-Henry

/s/ Sara Bonstein	Director	March 19, 2025
Sara Bonstein

/s/ Frederick Hudson	Director	March 19, 2025
Frederick Hudson

/s/ Leonard D. Schaeffer	Director	March 19, 2025
Leonard D. Schaeffer

/s/ Klaus Veitinger, M.D., Ph.D	Director	March 19, 2025
Klaus Veitinger, M.D., Ph.D.