Form 10-Q
period 2025-03-31
scPharmaceuticals Inc.
filed 2025-05-14
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the Registrant had 52,791,978 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof, the timing or likelihood of regulatory filings and approvals, the potential development of an autoinjector and related benefits and timing thereof, including as related to a sNDA application, the ongoing launch of FUROSCIX for the treatment of edema in patients with chronic kidney disease, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the funds available under the Credit Agreement and Revenue Purchase and Sale Agreement and the timing thereof, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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
•
We have a limited operating history and limited history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future success.
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
•
Other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 19, 2025, as well as in our subsequent filings with the Securities and Exchange Commission.

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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	March 31,
	2024	2025
Assets
Current assets
Cash and cash equivalents	$75,655	$57,544
Accounts receivable, net	11,721	13,854
Inventory, net	13,903	14,141
Prepaid expenses	3,549	3,460
Deposits and other current assets	1,021	354
Total current assets	105,849	89,353
Property and equipment, net	56	52
Right-of-use lease assets - operating, net	1,273	1,236
Deposits and other assets	341	322
Total assets	$107,519	$90,963
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,883	$4,988
Accrued expenses	10,702	10,858
Lease obligation - operating, short-term	239	254
Other current liabilities	52	212
Total current liabilities	14,876	16,312
Term loan, long-term	51,350	51,050
Revenue purchase and sale liability	26,869	27,675
Lease obligation - operating, long-term	1,104	1,053
Total liabilities	94,199	96,090
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2025; 50,095,689 and 50,283,925 shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively	5	5
Additional paid-in capital	379,809	381,104
Accumulated deficit	(366,494)	(386,236)
Total stockholders’ equity (deficit)	13,320	(5,127)
Total liabilities and stockholders’ equity (deficit)	$107,519	$90,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2025
Product revenues, net	$6,102	$11,752

Operating expenses:
Cost of product revenues	1,785	3,471
Research and development	2,726	4,631
Selling, general and administrative	17,447	21,407
Total operating expenses	21,958	29,509

Loss from operations	(15,856)	(17,757)
Change in fair value of term loan	-	300
Change in fair value of revenue purchase and sale liability	-	(1,752)
Other income	2,972	136
Interest income	877	716
Interest expense	(2,101)	(1,385)
Net loss	$(14,108)	$(19,742)
Net loss per share — basic and diluted	$(0.36)	$(0.37)
Weighted average common shares outstanding — basic and diluted	38,952,131	53,676,376

Other comprehensive loss:
Unrealized gain on short-term investments	$1	$-
Comprehensive loss	$(14,107)	$(19,742)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Three Months Ended March 31, 2024 and 2025

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIT) EQUITY
At December 31, 2024	50,095,689	$5	$379,809	$(366,494)	$—	$13,320
Net loss	—	—	—	(19,742)	—	(19,742)
Vesting of restricted stock	188,236	—	—	—	—	—
Stock-based compensation	—	—	1,295	—	—	1,295
At March 31, 2025	50,283,925	$5	$381,104	$(386,236)	$—	$(5,127)

At December 31, 2023	35,968,510	$4	$318,561	$(281,346)	$(1)	$37,218
Net loss	—	—	—	(14,108)	—	(14,108)
Issuance of common stock upon exercise of stock options	32,754	—	181	—	—	181
Vesting of restricted stock	53,145	—	(166)	—	—	(166)
Stock-based compensation	—	—	1,440	—	—	1,440
Unrealized gain on short-term investments	—	—	—	—	1	1
At March 31, 2024	36,054,409	$4	$320,016	$(295,454)	$—	$24,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities
Net loss	$(14,108)	$(19,742)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	6	4
Amortization expense - right-of-use leased assets - operating	45	59
Accretion on short-term investments	(120)	-
Allowance for excess, damaged and obsolete inventory	25	17
Stock-based compensation	1,440	1,295
Non-cash interest expense	616	-
Fair value adjustment to term loan	-	(300)
Fair value adjustment to revenue purchase and sale liability	-	1,752
Fair value adjustment to derivative liability	(3,124)	-
Changes in operating assets and liabilities
Accounts receivable	(1,283)	(2,132)
Inventory	(758)	(255)
Prepaid expenses and other assets	422	775
Accounts payable, accrued expenses and other liabilities	(862)	1,388
Net cash used in operating activities	(17,701)	(17,139)
Cash flows from investing activities
Maturities of short-term investments	29,319	-
Net cash provided by investing activities	29,319	-
Cash flows from financing activities
Payment on revenue purchase and sale liability	-	(972)
Proceeds from the exercise of vested stock options	181	-
Settlement of restricted stock units for tax withholding obligations	(166)	-
Net cash provided by (used in) financing activities	15	(972)
Net increase (decrease) in cash and cash equivalents	11,633	(18,111)
Cash and cash equivalents at beginning of period	46,814	75,655
Cash and cash equivalents at end of period	$58,447	$57,544
Supplemental cash flow information
Interest paid	$1,469	$1,385
Taxes paid	$9	$8

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary, scPharmaceuticals Securities Corporation. Certain information and disclosures normally included in financial statements in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025.

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2025 and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

Liquidity

As of March 31, 2025, the Company had an accumulated deficit of approximately $386.2 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of March 31, 2025, the Company had cash and cash equivalents of $57.5 million. On October 13, 2022, the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the lenders (Note 8). On August 9, 2024 (the "Closing Date"), the Company entered into a Credit Agreement and Guaranty (the "Credit Agreement") with the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent") (Note 8). On the Closing Date, the Company also entered into a Revenue Participation Right Purchase and Sale Agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser") (Note 8). The Company used the proceeds of the Credit Agreement and the Revenue Purchase and Sale Agreement to, on the Closing Date, prepay all outstanding obligations under the Oaktree Agreement, including the payment of fees and expenses associated with the Oaktree Agreement. In addition, on August 13, 2024, the Company completed an underwritten public offering of shares of its common stock (and, in lieu of such shares of common stock to selected investors, pre-funded warrants to purchase shares of its common stock) with net proceeds of $53.5 million (Note 9).

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

Foreign Currency Transactions

The functional currency of the Company is the U.S. dollar. Accordingly, gains and losses resulting from translating transactions denominated in currencies and balances of assets and liabilities outstanding at the balance sheet date, other than U.S. dollars, are included in net loss in the condensed consolidated statements of operations and comprehensive loss.

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

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's credit loss allowance for uncollectible trade receivables was $57,000 and $57,000 at December 31, 2024 and March 31, 2025, respectively.

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

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2024 and March 31, 2025, two customers represented 96% and two customers represented 86% of accounts receivable, respectively. For the three months ended March 31, 2024 and March 31, 2025, three customers represented 99% and two customers represented 81% of revenue, respectively.

The Company has a limited number of suppliers and contract manufacturers utilized in the production of its product. As of December 31, 2024 and March 31, 2025, three suppliers represented 71% and three suppliers represented 58% of accounts payable, respectively. For the three months ended March 31, 2024 and March 31, 2025, three suppliers represented 54% and two suppliers represented 43% of purchases, respectively.

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

Investments

The Company invests excess cash balances in available-for-sale debt securities. The Company determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized gains and losses in accumulated other comprehensive income, a component of stockholders’ equity (deficit).

Realized gains and losses are determined using the specific identification method and are included in other income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s condensed consolidated balance sheets.

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

Product Net Sales

FUROSCIX was approved by the FDA on October 7, 2022. The Company launched sales of FUROSCIX in the first quarter of 2023 and its customers consist of specialty pharmacies (“SPs”), specialty distributors ("SDs") and direct purchasers. The Company recognizes revenue from product sales at a point in time, typically upon receipt of product by the customer, the date at which the rights, title, interest and risk of loss are transferred. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration that result from (a) sales discounts, (b) rebates (c) co-pay assistance, and (d) product returns. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves for variable consideration are reflected as either a reduction to the related account receivable or as an accrued liability, depending on how the consideration is settled. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results vary from its estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Product Returns: Consistent with industry practice, the Company offers its customers limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and has the ability to control the amount of product that is sold to the SPs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs. Currently, sales to SDs are limited and there is no access to on-hand channel inventory or sell through data. As these arrangements mature, the Company will utilize any data that they can provide as part of this analysis. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

Advertising costs are expensed as incurred in accordance with ASC 720-35, Other Expense – Advertising Costs, other than trade show expenses which are deferred until occurrence of the future event. Advertising costs for the three months ended March 31, 2024 and 2025 were $114,000 and $386,000, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At March 31, 2025, the Company had no such accruals.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes ("ASU 2023-09"), requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and does not expect adoption to have a material effect on the Company’s annual consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s condensed consolidated financial statements and disclosures.

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2025
Net loss	$(14,108)	$(19,742)
Weighted-average shares used in computing net loss per share	38,952,131	53,676,376
Net loss per share, basic and diluted	$(0.36)	$(0.37)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2025 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share. Subsequent to March 31, 2025, approximately 2.5 million pre-funded warrants were exercised by their holder.

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

	Three Months Ended March 31,
	2024	2025
Stock options to purchase common stock	5,439,202	6,967,136
Warrants to purchase common stock	516,345	1,016,345
Unvested restricted stock units	721,809	1,377,094
Total	6,677,356	9,360,575

4. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2024	March 31, 2025
Raw materials	$4,784	$6,179
Work-in-process	7,012	5,965
Finished goods	2,107	1,997
	$13,903	$14,141

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of FUROSCIX in October 2022 and has not recorded any significant inventory write-downs since that time. At December 31, 2024 and March 31, 2025, the Company has an allowance for excess, damaged and obsolete inventory in the amount of $100,000 and $117,000, respectively. The Company currently uses a limited number of third-party contract manufacturing organizations ("CMOs") to produce its inventory.

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2024	March 31, 2025
Office equipment	5 years	$27	$27
Office furniture	7 years	85	85
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	9	9
		136	136
Less: Accumulated depreciation		(80)	(84)
Property and equipment, net		$56	$52

Depreciation expense for the three months ended March 31, 2024 and 2025 was $6,000 and $4,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2024	March 31, 2025
Sales allowances and related costs	$2,690	$4,271
Employee compensation and related costs	5,203	2,955
Revenue purchase and sale agreement	971	945
Contract research and development	644	924
Consulting and professional service fees	529	877
Manufacturing costs	330	502
Royalty	317	302
Taxes	-	74
Other	18	8
Total accrued expenses	$10,702	$10,858

7. Fair Value of Financial Instruments

FASB ASC Topic 820, Fair Value Measurements and Disclosures, provides a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2024
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$73,910	$73,910	$—	$—

Total	$73,910	$73,910	$—	$—

Liabilities:
Term loan	$51,350	$—	$—	$51,350
Revenue purchase and sale liability	27,840	—	—	27,840

Total	$79,190	$—	$—	$79,190

	As of March 31, 2025
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$55,394	$55,394	$—	$—

Total	$55,394	$55,394	$—	$—

Liabilities:
Term loan	$51,050	$—	$—	$51,050
Revenue purchase and sale liability	28,620	—	—	28,620

Total	$79,670	$—	$—	$79,670

The Company measures the term loan and the revenue purchase and sale liability from the Perceptive Financing at fair value based on significant inputs not observable in the market, which causes them to be classified as Level 3 measurements within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the Perceptive Financing related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss.

The fair value of the term loan was measured as of March 31, 2025, using a binomial lattice model to account for the dynamic nature of interest rate fluctuations and the strategic exercise of the certain optional prepayment features.

The fair value of the revenue purchase and sale liability was measured as of March 31, 2025, using the Monte Carlo simulation method, utilizing future cash flow projections and assumptions of the timing and probability of certain contingent events, such as the occurrence of a change of control and the exercise of call and put options. A discount rate of 22% was used.

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

Changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2025 are as follows (in thousands):

	Term Loan	Revenue Purchase and Sale Liability
At December 31, 2024	$51,350	$27,840
Change in fair value	(300)	1,752
Repayments	—	(972)
At March 31, 2025	$51,050	$28,620

8. Financial Liabilities

Perceptive Financing

The following table presents the fair value of the Company's debt balance as of March 31, 2025 (in thousands):

Par value of the term loan	$50,000
Initial fair value adjustment	(1,855)
Fair value of the term loan at issuance	48,145
Change in fair value of the term loan	3,205
Total fair value of the term loan at December 31, 2024	51,350
Change in fair value of the term loan	(300)
Total fair value of the term loan at March 31, 2025	$51,050

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

On the Closing Date, the Company was required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of the Company’s common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902 per share. Upon the completion of the sale of common stock on August 13, 2024 (Note 9), the exercise price of the warrants was adjusted to $4.00 per share according to the terms of the agreement. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the residual method, and is recorded as an increase to additional paid-in-capital on the condensed consolidated statement of stockholder’s equity in the amount of $1.6 million. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $4.33, the exercise price per warrant equal to $4.00, the expected volatility of 87.5%, the risk-free interest rate of 3.83%, the contractual term of 6 years and the absence of a dividend. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance.

In addition to the Warrant, the Company will be required to issue to the Lenders warrants to purchase 200,000 of shares of the Company's common stock (the "Tranche B Warrant") upon the draw down of the second tranche of the Term Loan on or prior to March 31, 2026. These warrants were accounted for using the residual method and were recorded on a relative fair value basis, resulting in an increase to additional paid-in capital on the condensed consolidated statements of stockholders' equity in the amount of $0.2 million. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $4.33, the exercise price per warrant equal to $4.00, the expected volatility of 82.5%, the risk-free interest rate of 3.87%, the contractual term of 7.64 years and the absence of a dividend. The Tranche B Warrant will expire 6 years from the date of issuance.

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

On the Closing Date, the Company also entered into the Revenue Purchase and Sale Agreement with the Purchaser. Under the Revenue Purchase and Sale Agreement, in exchange for the Purchaser's payment to the Company of a purchase price of up to $50.0 million, in the aggregate, the Company has agreed to sell to the Purchaser its right to receive payment in full of a tiered single digit percentage of net sales of FUROSCIX. The initial sale of the Revenue Payment (as defined therein) under the Revenue Purchase and Sale Agreement in the amount of $25.0 million took place on the Closing Date. The Purchaser’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Purchaser Revenue Payments once the Purchaser receives 200.0% (subject to reductions on September 30, 2027 and September 30, 2029 depending on the amount of Revenue Payments received by such dates) of the Purchase Price. The Company may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser a tiered multiple on the Purchaser Price.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

Certain conversion and redemption features of the Perceptive Financing would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreements, the Company has elected the fair value option for the Perceptive Financing and will record the changes in the fair value within the accompanying condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. The initial fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $48.1 million and $25.0 million, respectively. As of March 31, 2025, the fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $51.1 million and $28.6 million, respectively. Refer to Note 7, “Fair Value of Financial Instruments” for additional details regarding the fair value measurement. The Revenue Payment payable in connection with the Revenue Purchase and Sale Agreement was $945,000 and was recorded within accrued expenses on the condensed consolidated balance sheet at March 31, 2025.

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

The first tranche of $50.0 million was drawn immediately. In connection with entering into the Oaktree Agreement, the Company granted warrants to Oaktree to purchase up to an aggregate of 516,345 shares of the Company’s common stock at an exercise price of $5.40 per share. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs and is recorded as an increase to additional paid-in-capital on the condensed consolidated statements of stockholders' equity. The relative fair value of the warrants, $2.0 million, was reflected as a discount to the term loan and was amortized using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $5.50, the exercise price per warrant equal to $5.40, the expected volatility of 77%, the risk-free interest rate of 4.11%, the contractual term of 7 years and the absence of a dividend. The warrants are immediately exercisable and the exercise period expires on October 13, 2029.

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

In connection with the Credit Agreement, the Company paid off all unpaid borrowings under the Oaktree Agreement on August 9, 2024, including the $1.0 million exit fee and a prepayment premium of $2.6 million. For the three months ended March 31, 2024, the Company recorded $574,000 related to the amortization of the debt discount associated with the Oaktree Agreement. For the three months ended March 31, 2024, the Company recorded $42,000 related to the amortization of the exit fee associated with the Oaktree Agreement.

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

2024 At-the-Market Issuance Sales Agreement

Pursuant to the 2024 ATM Agreement, the Company could offer and sell shares of its common stock (the “2024 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024 (the "2024 Registration Statement"). There were no shares issued under the 2024 ATM Program as of March 31, 2025.

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

10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At March 31, 2025, there were 536,732 options outstanding under the 2014 Stock Plan.

As of March 31, 2025, there were 10,604,263 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 385,518 options that have been forfeited from the 2014 Stock Plan.

At March 31, 2025, there were 2,807,493 options available for issuance under the 2017 Stock Plan, 6,353,451 options outstanding and 1,377,094 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At March 31, 2025, there were 423,047 options available for issuance under the Inducement Plan, and 76,953 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2025
Risk-free interest rate	3.78% - 4.14%	3.98% - 4.39%
Expected dividend yield	0%	0%
Expected life	5.7-6.7 years	5.7-6.6 years
Expected volatility	78%-79%	75%-76%
Weighted-average grant date fair value	$4.06	$2.31

The following table summarizes information about stock option activity during the three months ended March 31, 2025 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2024	5,530,823	$5.89
Granted	1,518,312	3.34
Forfeited	(63,304)	5.99
Expired	(18,695)	8.12
Outstanding, March 31, 2025	6,967,136	$5.32	7.14	$-
Vested and exercisable, March 31, 2025	3,937,354	$6.08	5.60	$-
Vested and expected to vest, March 31, 2025	6,312,333	$5.45	6.91	$-

24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. The share issuance has been recognized on the Company's condensed consolidated statements of stockholders' equity for the quarter ending March 31, 2024.

The following table summarizes information about RSU activity during the three months ended March 31, 2025:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2024	736,229	$5.87
Granted	841,367	3.34
Released	(188,236)	5.97
Forfeited	(12,266)	5.80
RSUs outstanding at March 31, 2025	1,377,094	$4.31

Unrecognized compensation expense related to unvested options as of March 31, 2025 was $6.5 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.7 years. Unrecognized compensation expense related to unvested RSUs as of March 31, 2025 was $4.0 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 3.1 years.

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

As of March 31, 2025, there were 1,526,618 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2025 (in thousands):

	Three Months Ended March 31,
	2024	2025
Research and development	$365	$359
General and administrative	1,075	936
Total	$1,440	$1,295

11. Commitments and Contingencies

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2025 (in thousands):

Year ended:
December 31, 2025	$292
December 31, 2026	384
December 31, 2027	367
December 31, 2028	369
December 31, 2029	249
Thereafter	-
Total minimum lease payments	1,661
Less imputed interest	(354)
Total	$1,307

	Three Months Ended March 31,
	2024	2025
Lease cost:
Operating lease cost	$89	$99
Short-term lease cost	10	—
Total lease cost	$99	$99
Other information
Cash paid for amounts included in the measurement of lease liabilities	$84	$93
Operating cash flows from operating leases	$4	$1
Weighted-average remaining lease term - operating leases	5.4 years	4.3 years
Weighted-average discount rate - operating leases	11.7%	11.6%

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

12. Segment

The Company operates in a single segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on the net income (loss) that also is reported on the condensed consolidated statements of operations and comprehensive (loss) as consolidated net income (loss). Net income (loss) is used to monitor budget versus actual results. monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company’s CODM is the chief executive officer.

Segment net loss for the three months ended March 31, 2024 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2025
Product revenues, net	$6,102	$11,752
Less:
Cost of product revenues	1,785	3,471
Research and development expenses	2,274	4,165
Selling, general and administrative expenses	16,123	20,154
Other segment items (1)	1,776	1,719
Change in fair value of term loan	—	(300)
Change in fair value of revenue purchase and sale liability	—	1,752
Other income	(2,972)	(136)
Interest income	(877)	(716)
Interest expense	2,101	1,385
Segment net loss	$(14,108)	$(19,742)

(1) Other segment items include stock-based compensation expense, facility-related costs and depreciation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those factors set forth in the “Risk Factors” section in our Annual Report and in this Quarterly Report, our actual results could differ materially from the results described in or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In early May 2024 we submitted a supplemental New Drug Application (sNDA), seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with chronic kidney disease (CKD).The FDA had previously confirmed that no additional clinical studies would be needed to expand the indication to CKD, provided that we can demonstrate an adequate pharmacokinetic/pharmacodynamic (PK/PD) bridge to the listed drug, furosemide injection, 10mg/mL. The application was accepted for filing by the FDA in July 2024 and approved on March 6, 2025. We commenced the product launch in April 2025.

On October 7, 2024, we were notified that the FDA awarded 3-year exclusivity to FUROSCIX on the basis of clinical investigations conducted by the Company that were essential to approval. As a result, the FDA may not approve a subsequent product for subcutaneous administration of furosemide for 3 years from the date of approval of FUROSCIX, or October 7, 2025.

We are developing an 80mg/1mL autoinjector intended to provide an additional option to the on-body infusor for treatment of fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an autoinjector, if approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We submitted an investigational new drug application (IND) in February 2024, initiated a pharmacokinetic/pharmacodynamic PK/PD study in April of 2024, and completed enrollment in May 2024 with positive data announced in August 2024. We are targeting a sNDA submission for the autoinjector in the third quarter of 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States in patients with chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and chronic kidney disease with worsening symptoms due to fluid overload despite oral diuretics to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $947 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $5,685, which can be significantly lower than the cost of a single hospitalization for worsening heart failure. Prevention of heart failure hospital admissions and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of heart failure admissions and readmissions to hospitals and shortening the hospital length of stay by completing diuresis post-discharge at home, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload. In the quarter ended March 31, 2025, approximately 14,000 FUROSCIX doses were filled.

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

Borrowings under the Term Loan bear interest at a rate per annum equal to the one-month term SOFR (subject to a 3.25% floor), plus an applicable margin of 6.75%, payable monthly in arrears. There will be no scheduled repayments of outstanding principal on the Term Loan prior to the Maturity Date. We may voluntarily prepay the outstanding Term Loan, subject to a yield protection premium equal to (i) 5.0% of the principal amount of the Term Loan prepaid, if prepaid on or prior to the first anniversary of the Closing Date, (ii) 3.0% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, (iii) 1.0% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, with no prepayment premium due after the third anniversary of the Closing date through the Maturity Date. On the Closing Date, we were required to issue to the Lenders of such Term Loan warrants to purchase 300,000 of shares of our common stock, in the aggregate (the “Warrant”), at an exercise price of $4.5902 per share. The Warrant is immediately exercisable, and the exercise period will expire 6 years from the date of issuance. Upon the completion of the sale of our common stock, $0.0001 par value per share (the “Common Stock”) on August 13, 2024, the exercise price of the Warrants was adjusted to $4.00 per share according to the terms of the agreement. Please see Note 9. Stockholder's Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

2024 Public Offering

On August 12, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named in Schedule A thereto (collectively, the “Underwriters”), relating to an underwritten offering of 12,000,000 shares (the “Shares”) of Common Stock to select investors, pre-funded warrants (the “Pre-funded Warrants”) to purchase 500,000 shares of Common Stock.

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

We have funded our operations from inception through March 31, 2025 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock.

As of March 31, 2025, we had an accumulated deficit of approximately $386.2 million and cash and cash equivalents of $57.5 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2025 (in thousands):

	Three Months Ended March 31,		Increase
	2024	2025	(Decrease)
Product revenues, net	$6,102	$11,752	$5,650

Operating expenses:
Cost of product revenues	1,785	3,471	1,686
Research and development	2,726	4,631	1,905
Selling, general and administrative	17,447	21,407	3,960
Total operating expenses	21,958	29,509	7,551

Loss from operations	(15,856)	(17,757)	1,901
Change in fair value of term loan	-	300	300
Change in fair value of revenue purchase and sale liability	-	(1,752)	(1,752)
Other income	2,972	136	(2,836)
Interest income	877	716	(161)
Interest expense	(2,101)	(1,385)	(716)
Net loss	$(14,108)	$(19,742)	$5,634

Product revenues. Product revenues were $11.8 million for the three months ended March 31, 2025, compared to $6.1 million for the three months ended March 31, 2024. The increase of $5.7 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $3.5 million for the three months ended March 31, 2025, compared to $1.8 million for the three months ended March 31, 2024. Similar to product revenues, the increase of $1.7 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $4.6 million for the three months ended March 31, 2025, compared to $2.7 million for the three months ended March 31, 2024. The increase of $1.9 million was primarily attributable to a $2.0 million increase in pharmaceutical development costs and a $0.1 million increase in employee-related costs. This was offset by a $0.1 million decrease in clinical study costs and a $0.1 million decrease in patent costs.

Selling, general and administrative expenses. SG&A expenses were $21.4 million for the three months ended March 31, 2025, compared to $17.4 million for the three months ended March 31, 2024. The increase of $4.0 million was primarily attributable to a $1.7 million increase in employee-related costs, a $1.1 million increase in commercial costs, a $0.9 million increase in patient support, and a $0.3 million increase in professional service costs. The increase was partially offset by a $0.1 million decrease in insurance costs.

Change in fair value of term loan. The decrease in fair value of the term loan, which is accounted for under the fair value option, was $0.3 million for the three months ended March 31, 2025. The change in fair value was primarily due to changes in market yields.

Change in fair value of revenue purchase and sale liability. The change in fair value of the revenue purchase and sale liability, which is accounted for under the fair value option, was $1.8 million for the three months ended March 31, 2025. The change in fair value was primarily due to changes in volatility and payoff assumptions.

Other income. Other income was $136,000 for the three months ended March 31, 2025, compared to $3.0 million for the three months ended March 31, 2024. The decrease in income of $2.8 million was primarily attributable to the fair value adjustment to the derivative liability in the three months ended March 31, 2024.

Interest income. Interest income was $0.7 million for the three months ended March 31, 2025, compared to $0.9 million for the three months ended March 31, 2024. The decrease of $0.2 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $1.4 million for the three months ended March 31, 2025 compared to $2.1 million for the three months ended March 31, 2024. The decrease of $0.7 million was due to lower interest rates and the absence of amortization of debt costs associated with the Oaktree Agreement (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through March 31, 2025 primarily through the sale of shares of our Common Stock, through the private placement of our preferred stock and the incurrence of debt. As of March 31, 2025, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $81.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank, our previous term loan under the Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”), and the Credit Agreement and Revenue Purchase and Sale Agreement with Perceptive Credit Holdings IV, LP; $13.5 million from sales of convertible notes; $50.2 million from our public offering of Common Stock in 2020; $46.6 million from our public offering of Common Stock in 2022; $53.5 million from our public offering of Common Stock in 2024; $14.4 million from the sale of Common Stock in our 2019 at-the-market offering; and $15.2 million from the sale of Common Stock in our 2021 at-the-market offering. As of March 31, 2025, we had cash and cash equivalents of $57.5 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits. Our existing cash and cash equivalents, including the available proceeds from the Credit Agreement and the Revenue Purchase and Sale Agreement, will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

On March 23, 2021, we entered into an Open Market Sales Agreement (the "2021 ATM Agreement") with Cowen and Company LLC ("Cowen") to sell shares of our Common Stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. On March 13, 2024, we amended the 2021 ATM Agreement by issuing the 2024 ATM Agreement. As of March 13, 2024, we had sold a total of 1,726,043 2021 ATM Shares under the 2021 ATM Program at a weighted average gross selling price of $9.01 per share for net proceeds of $15.2 million.

On March 13, 2024, we amended and restated the 2021 ATM Agreement where we entered into an Open Market Sales Agreement with Cowen with respect to an at-the-market offering program under which we could offer and sell the 2024 ATM Shares, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the our shelf registration statement of Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of March 31, 2025. Please see Note 9. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2025
Net cash (used in) provided by:
Operating activities	$(17,701)	$(17,139)
Investing activities	29,319	-
Financing activities	15	(972)
Net increase (decrease) in cash and cash equivalents	$11,633	$(18,111)

Net Cash Used in Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $17.1 million, consisting primarily of a net loss of $19.7 million and an increase in net operating assets of $0.2 million. This was offset by non-cash charges of $2.8 million. The increase in net operating assets is related to accounts receivable and inventory to support the ongoing commercial operations of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, and the fair value adjustments to the term loan and revenue purchase and sale liability.

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

Net Cash Provided by Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $29.3 million, consisting of maturities of short-term investments. There was no net cash provided by investing activities during the three months ended March 31, 2025.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $1.0 million due to payments made on the revenue purchase and sale liability.

During the three months ended March 31, 2024, net cash provided by financing activities was $15,000 due to stock option exercises, offset by amounts paid to settle restricted stock unit tax withholding obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), which was filed with the SEC on March 19, 2025. There have been no material changes from the risk factors previously disclosed in our Annual Report.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38293) filed on August 13, 2024.

10.1	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38293) filed on March 19, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCPHARMACEUTICALS INC.

Date: May 14, 2025	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)