Form 10-Q
period 2025-06-30
scPharmaceuticals Inc.
filed 2025-08-07
CIK 1604950

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the Registrant had 53,298,296 common shares, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including, but not limited to, statements about the commercialization of FUROSCIX, including the timing and progress thereof as well as increased costs due to negotiations with our device manufacturer, the timing or likelihood of regulatory filings and approvals, the potential development of an autoinjector in 2026 and related benefits and timing thereof, including as related to a sNDA application, the ongoing launch of FUROSCIX for the treatment of edema in patients with chronic kidney disease, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the clinical utility of our product candidates, expectations surrounding manufacturing capabilities and supply chain matters, our commercialization capabilities and strategy, the funds available under the Credit Agreement and Revenue Purchase and Sale Agreement and the timing thereof, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our future financial performance, the anticipated impact of general economic conditions on our business, and the plans and objectives of management for future operations, capital needs and capital expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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
•
Our success depends on our ability to manufacture, or the ability of third parties to deliver, sufficient quantities of supplies, components and drug product, at competitive costs, for commercialization of FUROSCIX or any of our product candidates, if approved, including our ability to monitor quality control issues related to the production of FUROSCIX and on-body infusors in the volumes that will be required on a timely basis.
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

ii

iii

SCPHARMACEUTICALS INC.

iii

PART I — FINANCIAL INFORMATION

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2024	2025
Assets
Current assets
Cash and cash equivalents	$75,655	$40,809
Accounts receivable, net	11,721	19,409
Inventory, net	13,903	14,573
Prepaid expenses	3,549	3,654
Deposits and other current assets	1,021	284
Total current assets	105,849	78,729
Property and equipment, net	56	48
Right-of-use lease assets - operating, net	1,273	1,175
Deposits and other assets	341	303
Total assets	$107,519	$80,255
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,883	$4,026
Accrued expenses	10,702	16,082
Lease obligation - operating, short-term	239	264
Other current liabilities	52	58
Total current liabilities	14,876	20,430
Term loan, long-term	51,350	51,200
Revenue purchase and sale liability	26,869	28,957
Lease obligation - operating, long-term	1,104	984
Total liabilities	94,199	101,571
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2025; 50,095,689 and 53,290,227 shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively	5	5
Additional paid-in capital	379,809	382,939
Accumulated deficit	(366,494)	(404,260)
Total stockholders’ equity (deficit)	13,320	(21,316)
Total liabilities and stockholders’ equity (deficit)	$107,519	$80,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Product revenues, net	$8,054	$16,041	$14,156	$27,793

Operating expenses:
Cost of product revenues	2,300	5,011	4,085	8,482
Research and development	2,677	4,098	5,403	8,729
Selling, general and administrative	17,508	21,226	34,955	42,633
Total operating expenses	22,485	30,335	44,443	59,844

Loss from operations	(14,431)	(14,294)	(30,287)	(32,051)
Change in fair value of term loan	-	(150)	-	150
Change in fair value of revenue purchase and sale liability	-	(2,560)	-	(4,312)
Other (expense) income	(1,189)	(128)	1,783	8
Interest income	664	509	1,541	1,225
Interest expense	(2,134)	(1,401)	(4,235)	(2,786)
Net loss	$(17,090)	$(18,024)	$(31,198)	$(37,766)
Net loss per share — basic and diluted	$(0.44)	$(0.34)	$(0.80)	$(0.70)
Weighted average common shares outstanding — basic and diluted	38,984,745	53,719,662	38,968,438	53,698,138

Other comprehensive loss:
Unrealized gain on short-term investments	$-	$-	$1	$-
Comprehensive loss	$(17,090)	$(18,024)	$(31,197)	$(37,766)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Six Months Ended June 30, 2024 and 2025

(In thousands, except share amounts)

(Unaudited)

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIT) EQUITY
At December 31, 2024	50,095,689	$5	$379,809	$(366,494)	$—	$13,320
Net loss	—	—	—	(19,742)	—	(19,742)
Vesting of restricted stock	188,236	—	—	—	—	—
Stock-based compensation	—	—	1,295	—	—	1,295
At March 31, 2025	50,283,925	5	381,104	(386,236)	—	(5,127)
Net loss	—	—	—	(18,024)	—	(18,024)
Issuance of common stock upon exercise of warrant	2,903,935	—	—	—	—	—
Issuance of common stock through employee stock purchase plan	102,367	—	316	—	—	316
Stock-based compensation	—	—	1,519	—	—	1,519
At June 30, 2025	53,290,227	$5	$382,939	$(404,260)	$—	$(21,316)

At December 31, 2023	35,968,510	$4	$318,561	$(281,346)	$(1)	$37,218
Net loss	—	—	—	(14,108)	—	(14,108)
Issuance of common stock upon exercise of stock options	32,754	—	181	—	—	181
Vesting of restricted stock	53,145	—	(166)	—	—	(166)
Stock-based compensation	—	—	1,440	—	—	1,440
Unrealized gain on short-term investments	—	—	—	—	1	1
At March 31, 2024	36,054,409	4	320,016	(295,454)	—	24,566
Net loss	—	—	—	(17,090)	—	(17,090)
Issuance of common stock through employee stock purchase plan	85,393	—	283	—	—	283
Stock-based compensation	—	—	1,491	—	—	1,491
At June 30, 2024	36,139,802	$4	$321,790	$(312,544)	$—	$9,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCPHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities
Net loss	$(31,198)	$(37,766)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation expense	11	8
Amortization expense - right-of-use leased assets - operating	92	119
Accretion on short-term investments	(120)	—
Allowance for excess, damaged and obsolete inventory	50	135
Stock-based compensation	2,931	2,814
Non-cash interest expense	1,265	—
Fair value adjustment to term loan	—	(150)
Fair value adjustment to revenue purchase and sale liability	—	4,312
Fair value adjustment to derivative liability	(2,016)	—
Changes in operating assets and liabilities
Accounts receivable	(1,627)	(7,688)
Inventory	(6,519)	(805)
Prepaid expenses and other assets	(495)	670
Accounts payable, accrued expenses and other liabilities	(302)	5,101
Net cash used in operating activities	(37,928)	(33,250)
Cash flows from investing activities
Maturities of short-term investments	29,320	—
Net cash provided by investing activities	29,320	—
Cash flows from financing activities
Payment on revenue purchase and sale liability	—	(1,912)
Proceeds from employee stock purchase plan	283	316
Proceeds from the exercise of vested stock options	181	—
Settlement of restricted stock units for tax withholding obligations	(166)	—
Net cash provided by (used in) financing activities	298	(1,596)
Net decrease in cash and cash equivalents	(8,310)	(34,846)
Cash and cash equivalents at beginning of period	46,814	75,655
Cash and cash equivalents at end of period	$38,504	$40,809
Supplemental cash flow information
Interest paid	$2,970	$2,785
Taxes paid	$128	$122

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

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss and stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2025 and condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual financial statements and include, in the opinion of management, adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

Liquidity

As of June 30, 2025, the Company had an accumulated deficit of approximately $404.3 million. Management expects to continue to incur operating losses for the foreseeable future. The Company has financed its operations to date from proceeds from the sale of common stock, preferred stock and the incurrence of debt.

As of June 30, 2025, the Company had cash and cash equivalents of $40.8 million. On October 13, 2022, the Company entered into a Credit Agreement and Guaranty (the "Oaktree Agreement") with, among others, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the lenders (Note 8). On August 9, 2024 (the "Closing Date"), the Company entered into a Credit Agreement and Guaranty (the "Credit Agreement") with the guarantors from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), and Perceptive Credit Holdings IV, LP, in its capacity as administrative agent for the Lenders (in such capacity, the "Agent") (Note 8). On the Closing Date, the Company also entered into a Revenue Participation Right Purchase and Sale Agreement (the "Revenue Purchase and Sale Agreement") with Perceptive Credit Holdings IV, LP (the "Purchaser") (Note 8). The Company used the proceeds of the Credit Agreement and the Revenue Purchase and Sale Agreement to, on the Closing Date, prepay all outstanding obligations under the Oaktree Agreement, including the payment of fees and expenses associated with the Oaktree Agreement. In addition, on August 13, 2024, the Company completed an underwritten public offering of shares of its common stock (and, in lieu of such shares of common stock to selected investors, pre-funded warrants to purchase shares of its common stock) with net proceeds of $53.5 million (Note 9).

The Company's existing cash and cash equivalents, along with funds available under the Revenue Purchase and Sale Agreement, will be sufficient to meet its cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued. Additionally, the Company expects to have the ability to sell shares pursuant to an at-the-market offering program with Cowen and Company, LLC (Note 9), or could otherwise seek additional funding through a combination of public or private equity offerings if it believes additional resources are needed. Additional financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Accounts Receivable

Accounts receivable are recorded net of any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's credit loss allowance for uncollectible trade receivables was $57,000 and $27,000 at December 31, 2024 and June 30, 2025, respectively.

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

Customer and Supplier Concentration

The Company has a limited number of specialty pharmacy customers and distributors. As of December 31, 2024 and June 30, 2025, two customers represented 96% and two customers represented 86% of accounts receivable, respectively. For the three and six months ended June 30, 2024, two and three customers represented 99% of revenue, respectively. For the three and six months ended June 30, 2025, three customers represented 91% of revenue.

The Company has a limited number of suppliers and contract manufacturers utilized in the production of its product. As of December 31, 2024 and June 30, 2025, three suppliers represented 71% and two suppliers represented 44% of accounts payable, respectively. For the three and six months ended June 30, 2024, two suppliers represented 69% and 48% of purchases, respectively. For the three and six months ended June 30, 2025, three suppliers represented 55% and two suppliers represented 41% of purchases, respectively.

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

Inventory

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following U.S. Food and Drug Administration ("FDA") approval of FUROSCIX on October 7, 2022. Inventory is sold on a first in, first out ("FIFO") basis and is costed on an actual cost model. The Company periodically reviews inventory for expiry and obsolescence and writes it down accordingly, if necessary.

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

Advertising costs are expensed as incurred in accordance with ASC 720-35, Other Expense – Advertising Costs, other than trade show expenses which are deferred until occurrence of the future event. Advertising costs for the three months ended June 30, 2024 and 2025 were $270,000 and $339,000, respectively. Advertising costs for the six months ended June 30, 2024 and 2025 were $384,000 and $725,000, respectively.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At June 30, 2025, the Company had no such accruals.

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

On July 4, 2025, the One Big Beautiful Bill ("OBBB") Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025.

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

3. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net loss	$(17,090)	$(18,024)	$(31,198)	$(37,766)
Weighted-average shares used in computing net loss per share	38,984,745	53,719,662	38,968,438	53,698,138
Net loss per share, basic and diluted	$(0.44)	$(0.34)	$(0.80)	$(0.70)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2025 and June 30, 2024 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Stock options to purchase common stock	5,545,026	7,176,820	5,545,026	7,176,820
Warrants to purchase common stock	516,345	1,016,345	516,345	1,016,345
Unvested restricted stock units	732,807	1,361,860	732,807	1,361,860
Total	6,794,178	9,555,025	6,794,178	9,555,025

4. Inventory

The Company's inventory balance consists of the following (in thousands):

	December 31, 2024	June 30, 2025
Raw materials	$4,784	$5,815
Work-in-process	7,012	6,780
Finished goods	2,107	1,978
	$13,903	$14,573

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of FUROSCIX in October 2022 and has not recorded any significant inventory write-downs since that time. At December 31, 2024 and June 30, 2025, the Company has an allowance for excess, damaged and obsolete inventory in the amount of $100,000 and $135,000, respectively. The Company currently uses a limited number of third-party contract manufacturing organizations ("CMOs") to produce its inventory.

5. Property and Equipment

Purchased property and equipment consist of the following (dollars in thousands):

	ESTIMATED USEFUL LIFE	December 31, 2024	June 30, 2025
Office equipment	5 years	$27	$27
Office furniture	7 years	85	85
Computer equipment	3 years	15	15
Leasehold improvements	Life of lease	9	9
		136	136
Less: Accumulated depreciation		(80)	(88)
Property and equipment, net		$56	$48

Depreciation expense for the three months ended June 30, 2024 and 2025 was $5,000 and $4,000, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2025 was $11,000 and $8,000, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2024	June 30, 2025
Sales allowances and related costs	$2,690	$6,889
Employee compensation and related costs	5,203	4,137
Contract research and development	644	1,685
Revenue purchase and sale agreement	971	1,283
Manufacturing costs	330	882
Consulting and professional service fees	529	789
Royalty	317	406
Other	18	11
Total accrued expenses	$10,702	$16,082

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

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2024
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$73,910	$73,910	$—	$—

Total	$73,910	$73,910	$—	$—

Liabilities:
Term loan	$51,350	$—	$—	$51,350
Revenue purchase and sale liability	27,840	—	—	27,840

Total	$79,190	$—	$—	$79,190

	As of June 30, 2025
	TOTAL	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$38,283	$38,283	$—	$—

Total	$38,283	$38,283	$—	$—

Liabilities:
Term loan	$51,200	$—	$—	$51,200
Revenue purchase and sale liability	30,240	—	—	30,240

Total	$81,440	$—	$—	$81,440

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

The fair value of the term loan was measured as of June 30, 2025, using a binomial lattice model to account for the dynamic nature of interest rate fluctuations and the strategic exercise of the certain optional prepayment features.

The fair value of the revenue purchase and sale liability was measured as of June 30, 2025, using the Monte Carlo simulation method, utilizing future cash flow projections and assumptions of the timing and probability of certain contingent events, such as the occurrence of a change of control and the exercise of call and put options. A discount rate of 21.2% was used.

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

Changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2025 are as follows (in thousands):

	Term Loan	Revenue Purchase and Sale Liability
At December 31, 2024	$51,350	$27,840
Change in fair value	(150)	4,312
Repayments	—	(1,912)
At June 30, 2025	$51,200	$30,240

8. Financial Liabilities

Perceptive Financing

The following table presents the fair value of the Company's debt balance as of June 30, 2025 (in thousands):

Par value of the term loan	$50,000
Initial fair value adjustment	(1,855)
Fair value of the term loan at issuance	48,145
Change in fair value of the term loan	3,205
Total fair value of the term loan at December 31, 2024	51,350
Change in fair value of the term loan	(150)
Total fair value of the term loan at June 30, 2025	$51,200

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

In addition to the Warrant, the Company will be required to issue to the Lenders warrants to purchase 200,000 of shares of the Company's common stock (the "Tranche B Warrant") upon the draw down of the second tranche of the Term Loan on or prior to March 31, 2026. These warrants were accounted for using the residual method and were recorded on a relative fair value basis, resulting in an increase to additional paid-in capital on the condensed consolidated statements of stockholders' equity (deficit) in the amount of $0.2 million. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants.

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

Certain conversion and redemption features of the Perceptive Financing would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreements, the Company has elected the fair value option for the Perceptive Financing and will record the changes in the fair value within the accompanying condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. The initial fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $48.1 million and $25.0 million, respectively. As of June 30, 2025, the fair value of the Term Loan and the Revenue Purchase and Sale Agreement were $51.2 million and $30.2 million, respectively. Refer to Note 7, “Fair Value of Financial Instruments” for additional details regarding the fair value measurement. The Revenue Payment payable in connection with the Revenue Purchase and Sale Agreement was $1.3 million and was recorded within accrued expenses on the condensed consolidated balance sheet at June 30, 2025.

In conjunction with the closing of the Perceptive Financing, the Company used a portion of the proceeds to prepay all outstanding loans under the Oaktree Agreement, including the exit fee, on the Closing Date.

Oaktree Agreement

On October 13, 2022 (“Oaktree Closing Date”), the Company entered into the Oaktree Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) to borrow up to $100.0 million in three tranches with a maturity date of October 13, 2027.

The first tranche of $50.0 million was drawn immediately. In connection with entering into the Oaktree Agreement, the Company granted warrants to Oaktree to purchase up to an aggregate of 516,345 shares of the Company’s common stock at an exercise price of $5.40 per share. Upon inception, the Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC Topic 815 Derivatives and Hedging ("ASC 815"). This transaction was accounted for as a detachable warrant at its fair value, using the relative fair value method, which is based on a number of unobservable inputs and is recorded as an increase to additional paid-in-capital on the condensed consolidated statements of stockholders' equity (deficit). The relative fair value of the warrants, $2.0 million, was reflected as a discount to the term loan and was amortized using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants. Assumptions included the fair market value per share of common stock on the valuation date of $5.50, the exercise price per warrant equal to $5.40, the expected volatility of 77%, the risk-free interest rate of 4.11%, the contractual term of 7 years and the absence of a dividend. The warrants are immediately exercisable and the exercise period expires on October 13, 2029.

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

In connection with the Credit Agreement, the Company paid off all unpaid borrowings under the Oaktree Agreement on August 9, 2024, including the $1.0 million exit fee and a prepayment premium of $2.6 million. For the three and six months ended June 30, 2024, the Company recorded $604,000 and $1.2 million, respectively, related to the amortization of the debt discount associated with the Oaktree Agreement. For the three and six months ended June 30, 2024, the Company recorded $45,000 and $87,000, respectively, related to the amortization of the exit fee associated with the Oaktree Agreement.

9. Stockholders’ Equity (Deficit)

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

2024 At-the-Market Issuance Sales Agreement

Pursuant to the 2024 ATM Agreement, the Company could offer and sell shares of its common stock (the “2024 ATM Shares”), having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the Company's shelf registration statement on Form S-3, which was declared effective by the SEC on March 22, 2024 (the "2024 Registration Statement"). There were no shares issued under the 2024 ATM Program as of June 30, 2025.

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

10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Option and Incentive Plan (the “2017 Stock Plan”) became effective in November 2017, upon the closing of the Company’s initial public offering and will expire in October 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The Company’s 2014 Stock Incentive Plan (the “2014 Stock Plan”) was terminated in November 2017 effective upon the completion of the Company’s initial public offering and no further options will be granted under the 2014 Stock Plan. At June 30, 2025, there were 536,732 options outstanding under the 2014 Stock Plan.

As of June 30, 2025, there were 10,604,263 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan, including 385,518 options that have been forfeited from the 2014 Stock Plan.

At June 30, 2025, there were 2,611,090 options available for issuance under the 2017 Stock Plan, 6,565,088 options outstanding and 1,361,860 RSUs outstanding.

On February 1, 2023, the Board of Directors of the Company adopted the 2023 Employment Inducement Award Plan (the "Inducement Plan") and, subject to the adjustment provisions of the Inducement Plan, reserved 500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. At June 30, 2025, there were 425,000 options available for issuance under the Inducement Plan, and 75,000 options outstanding.

Awards granted under the 2017 Stock Plan and the Inducement Plan have a term of ten years. Vesting of awards under the 2017 Stock Plan and Inducement Plan is determined by the board of directors, but is generally over one to four-year terms.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2025
Risk-free interest rate	3.78% - 4.59%	3.88% - 4.39%
Expected dividend yield	0%	0%
Expected life	5.5-6.7 years	5.5-6.6 years
Expected volatility	77%-79%	75%-77%
Weighted-average grant date fair value	$3.84	$2.34

The following table summarizes information about stock option activity during the six months ended June 30, 2025 (in thousands, except share and per share data):

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding, December 31, 2024	5,530,823	$5.89
Granted	1,792,652	3.40
Forfeited	(127,960)	5.31
Expired	(18,695)	8.12
Outstanding, June 30, 2025	7,176,820	$5.27	6.99	$786
Vested and exercisable, June 30, 2025	4,248,599	$5.98	5.56	$58
Vested and expected to vest, June 30, 2025	6,595,807	$5.38	6.79	$616

24,343 options were exercised on December 29, 2023 and the shares settled on January 2, 2024. The share issuance has been recognized on the Company's condensed consolidated statements of stockholders' equity (deficit) for the quarter ending March 31, 2024.

The following table summarizes information about RSU activity during the six months ended June 30, 2025:

	RSUs	AVERAGE GRANT DATE FAIR VALUE (IN DOLLARS PER SHARE)
RSUs outstanding, December 31, 2024	736,229	$5.87
Granted	851,747	3.33
Released	(188,236)	5.97
Forfeited	(37,880)	5.15
RSUs outstanding at June 30, 2025	1,361,860	$4.29

Unrecognized compensation expense related to unvested options as of June 30, 2025 was $6.3 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.4 years. Unrecognized compensation expense related to unvested RSUs as of June 30, 2025 was $3.6 million and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 2.9 years.

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

During the six months ended June 30, 2025, 102,367 shares were issued under the ESPP. As of June 30, 2025, there were 1,424,251 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Research and development	$410	$406	$775	$765
General and administrative	1,081	1,113	2,156	2,049
Total	$1,491	$1,519	$2,931	$2,814

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2025 (in thousands):

Year ended:
December 31, 2025	$196
December 31, 2026	384
December 31, 2027	367
December 31, 2028	369
December 31, 2029	249
Thereafter	-
Total minimum lease payments	1,565
Less imputed interest	(317)
Total	$1,248

	Six Months Ended June 30,
	2024	2025
Lease cost:
Operating lease cost	$172	$195
Short-term lease cost	25	-
Total lease cost	$197	$195
Other information
Cash paid for amounts included in the measurement of lease liabilities	$169	$190
Operating cash flows from operating leases	$7	$3
Weighted-average remaining lease term - operating leases	5.2 years	4.0 years
Weighted-average discount rate - operating leases	11.7%	11.6%

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

Segment net loss for the three and six months ended June 30, 2024 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Product revenues, net	$8,054	$16,041	$14,156	$27,793
Less:
Cost of product revenues	2,300	5,011	4,085	8,482
Research and development expenses	2,164	3,585	4,438	7,750
Selling, general and administrative expenses	16,148	19,800	32,271	39,954
Other segment items (1)	1,873	1,939	3,649	3,658
Change in fair value of term loan	—	150	—	(150)
Change in fair value of revenue purchase and sale liability	—	2,560	—	4,312
Other income	1,189	128	(1,783)	(8)
Interest income	(664)	(509)	(1,541)	(1,225)
Interest expense	2,134	1,401	4,235	2,786
Segment net loss	$(17,090)	$(18,024)	$(31,198)	$(37,766)

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

In early May 2024 we submitted a supplemental New Drug Application (sNDA), seeking to expand the indication of FUROSCIX to include the treatment of edema due to fluid overload in adult patients with chronic kidney disease (CKD).The FDA had previously confirmed that no additional clinical studies would be needed to expand the indication to CKD, provided that we can demonstrate an adequate pharmacokinetic/pharmacodynamic (PK/PD) bridge to the listed drug, furosemide injection, 10mg/mL. The application was accepted for filing by the FDA in July 2024 and approved on March 6, 2025. We commenced the product launch in April 2025 and continue to see prescriptions being written by nephrologists on the expanded indication.

On October 7, 2024, we were notified that the FDA awarded 3-year exclusivity to FUROSCIX on the basis of clinical investigations conducted by the Company that were essential to approval. As a result, the FDA may not approve a subsequent product for subcutaneous administration of furosemide for 3 years from the date of approval of FUROSCIX, or October 7, 2025.

We are developing an 80mg/1mL autoinjector intended to provide an additional option to the on-body infusor for treatment of fluid overload in eligible adult patients who do not require hospitalization. We believe that the development of an autoinjector, if approved, has the potential to significantly reduce manufacturing costs compared to the current on-body infusor and confer certain environmental advantages. We currently have five U.S. patents granted on our concentrated formulations of furosemide. We have progressed our development on multiple formulations described in the patent properties, have identified potential product candidates, and have completed a pharmacokinetic/pharmacodynamic PK/PD study with positive data announced in August 2024 with a combination product using the lead formulation. We are targeting a sNDA submission for the autoinjector in the third quarter of 2025.

We estimate that there is a $12.5 billion total addressable market opportunity for FUROSCIX in the United States in patients with chronic heart failure and CKD. We believe FUROSCIX will allow eligible patients with chronic heart failure and chronic kidney disease with worsening symptoms due to fluid overload despite oral diuretics to receive IV-strength diuresis outside the high-cost hospital setting. At a price of approximately $947 per dose, we estimate the average cost of treatment with FUROSCIX for each episode to be approximately $5,685, which can be significantly lower than the cost of a single hospitalization for worsening heart failure. Prevention of heart failure hospital admissions and reduced readmission rates would result in reducing days patients spend in the hospital each year. By decreasing the number of heart failure admissions and readmissions to hospitals and shortening the hospital length of stay by completing diuresis post-discharge at home, we believe we can drive significant cost savings to payers and hospitals and improve patients’ quality of life through outpatient management of their fluid overload. In the quarter ended June 30, 2025, approximately 20,200 FUROSCIX doses were filled.

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

We have funded our operations from inception through June 30, 2025 primarily through the sale of shares of our common stock and incurrence of debt and, prior to that, through the private placement of our preferred stock.

As of June 30, 2025, we had an accumulated deficit of approximately $404.3 million and cash and cash equivalents of $40.8 million. We expect to continue to incur net losses for the foreseeable future as we support the commercialization efforts of FUROSCIX in the United States, including expanding our sales and marketing organization, continuing research and development efforts, engaging in scale-up manufacturing and seeking regulatory approval for new product candidates and enhancements. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of FUROSCIX, the scope and progress of our research and development efforts and timing of certain expenses.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues

Product revenues, net, consist of net sales of FUROSCIX. We initiated shipments of FUROSCIX to customers in the United States, which include specialty pharmacies, in February 2023. We recognize revenue for product received by our customers net of allowances for customer discounts, service fees, estimated returns and rebates.

Cost of Product Revenues

Cost of product revenues include costs related to the manufacturing of FUROSCIX, including third party manufacturing costs, packaging and freight, in addition to royalty expenses. We began capitalizing inventory upon FDA approval of FUROSCIX. All costs related to inventory for FUROSCIX that was produced prior to FDA approval were expensed as incurred and therefore not included in cost of revenues. We anticipate an increase of 15-25% in cost of product revenues in 2026 due to current negotiations with our device manufacturer for the current FUROSCIX product. We expect a minimal impact beyond 2026 given the anticipated launch of the 80mg/1ml autoinjector in late 2026.

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

26

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2025 (in thousands):

	Three Months Ended June 30,		Increase
	2024	2025	(Decrease)
Product revenues, net	$8,054	$16,041	$7,987

Operating expenses:
Cost of product revenues	2,300	5,011	2,711
Research and development	2,677	4,098	1,421
Selling, general and administrative	17,508	21,226	3,718
Total operating expenses	22,485	30,335	7,850

Loss from operations	(14,431)	(14,294)	(137)
Change in fair value of term loan	-	(150)	(150)
Change in fair value of revenue purchase and sale liability	-	(2,560)	(2,560)
Other expense	(1,189)	(128)	(1,061)
Interest income	664	509	(155)
Interest expense	(2,134)	(1,401)	(733)
Net loss	$(17,090)	$(18,024)	$934

Product revenues. Product revenues were $16.0 million for the three months ended June 30, 2025, compared to $8.1 million for the three months ended June 30, 2024. The increase of $8.0 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $5.0 million for the three months ended June 30, 2025, compared to $2.3 million for the three months ended June 30, 2024. Similar to product revenues, the increase of $2.7 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $4.1 million for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024. The increase of $1.4 million was primarily attributable to a $1.0 million increase in device development costs, a $0.6 million increase in pharmaceutical development costs and a $0.2 million increase in employee-related costs. This was offset by a $0.4 million decrease in clinical study costs.

Selling, general and administrative expenses. SG&A expenses were $21.2 million for the three months ended June 30, 2025, compared to $17.5 million for the three months ended June 30, 2024. The increase of $3.7 million was primarily attributable to a $2.6 million increase in employee-related costs, a $0.8 million increase in commercial costs and a $0.6 million increase in professional service costs. The increase was partially offset by a $0.3 million decrease in patient support costs.

Change in fair value of term loan. The change in the fair value of the term loan, which is accounted for under the fair value option, was $0.2 million for the three months ended June 30, 2025. The change in fair value was primarily due to changes in market yields and payoff assumptions.

Change in fair value of revenue purchase and sale liability. The change in fair value of the revenue purchase and sale liability, which is accounted for under the fair value option, was $2.6 million for the three months ended June 30, 2025. The change in fair value was primarily due to changes in market yields and payoff assumptions.

Other expense. Other expense was $128,000 for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024. The decrease in expense of $1.1 million was primarily attributable to the fair value adjustment to the derivative liability in the three months ended June 30, 2024.

Interest income. Interest income was $0.5 million for the three months ended June 30, 2025, compared to $0.7 million for the three months ended June 30, 2024. The decrease of $0.2 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $1.4 million for the three months ended June 30, 2025 compared to $2.1 million for the three months ended June 30, 2024. The decrease of $0.7 million was due to lower interest rates and the absence of amortization of debt costs associated with the Oaktree Agreement (as defined below).

Comparison of Six Months Ended June 30, 2024 and June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2025 (in thousands):

	Six Months Ended June 30,		Increase
	2024	2025	(Decrease)
Product revenues, net	$14,156	$27,793	$13,637

Operating expenses:
Cost of product revenues	4,085	8,482	4,397
Research and development	5,403	8,729	3,326
Selling, general and administrative	34,955	42,633	7,678
Total operating expenses	44,443	59,844	15,401

Loss from operations	(30,287)	(32,051)	1,764
Change in fair value of term loan	-	150	150
Change in fair value of revenue purchase and sale liability	-	(4,312)	(4,312)
Other income	1,783	8	(1,775)
Interest income	1,541	1,225	(316)
Interest expense	(4,235)	(2,786)	(1,449)
Net loss	$(31,198)	$(37,766)	$6,568

Product revenues. Product revenues were $27.8 million for the six months ended June 30, 2025, compared to $14.2 million for the six months ended June 30, 2024. The increase of $13.6 million was due to an increase in demand of FUROSCIX further into commercial launch.

Cost of product revenues. Cost of product revenues were $8.5 million for the six months ended June 30, 2025, compared to $4.1 million for the six months ended June 30, 2024. Similar to product revenues, the increase of $4.4 million was due to an increase in demand of FUROSCIX further into commercial launch, and related manufacturing costs.

Research and development expenses. R&D expenses were $8.7 million for the six months ended June 30, 2025, compared to $5.4 million for the six months ended June 30, 2024. The increase of $3.3 million was primarily attributable to a $2.5 million increase in pharmaceutical development costs, a $1.0 million increase in device development costs and a $0.3 million increase in employee-related costs. This was offset by a $0.5 million decrease in clinical study costs.

Selling, general and administrative expenses. SG&A expenses were $42.6 million for the six months ended June 30, 2025, compared to $35.0 million for the six months ended June 30, 2024. The increase of $7.7 million was primarily attributable to a $4.3 million increase in employee-related costs, a $1.9 million increase in commercial costs, a $0.7 million increase in professional service costs, a $0.6 million increase in patient support costs, a $0.1 million increase in investor relations and a $0.1 million increase in software costs.

Change in fair value of term loan. The change in the fair value of the term loan, which is accounted for under the fair value option, was $0.2 million for the six months ended June 30, 2025. The change in fair value was primarily due to changes in market yields and payoff assumptions.

Change in fair value of revenue purchase and sale liability. The change in fair value of the revenue purchase and sale liability, which is accounted for under the fair value option, was $4.3 million for the six months ended June 30, 2025. The change in fair value was primarily due to changes in volatility, market yields and payoff assumptions.

Other income. Other income was $8,000 for the six months ended June 30, 2025, compared to $1.8 million for the six months ended June 30, 2024. The decrease in income of $1.8 million was primarily attributable to the fair value adjustment to the derivative liability in the six months ended June 30, 2024.

Interest income. Interest income was $1.2 million for the six months ended June 30, 2025, compared to $1.5 million for the six months ended June 30, 2024. The decrease of $0.3 million was primarily attributable to lower balances on our financial instruments.

Interest expense. Interest expense was $2.8 million for the six months ended June 30, 2025 compared to $4.2 million for the six months ended June 30, 2024. The decrease of $1.4 million was due to lower interest rates and the absence of amortization of debt costs associated with the Oaktree Agreement (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have funded our operations from inception through June 30, 2025 primarily through the sale of shares of our Common Stock, through the private placement of our preferred stock and the incurrence of debt. As of June 30, 2025, we had received net cash proceeds of $92.7 million from our initial public offering; $56.7 million from sales of our preferred stock; $81.6 million from borrowings under our previous term loan with SLR Investment Corp. and Silicon Valley Bank, our previous term loan under the Credit Agreement and Guaranty (the “Oaktree Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”), and the Credit Agreement and Revenue Purchase and Sale Agreement with Perceptive Credit Holdings IV, LP; $13.5 million from sales of convertible notes; $50.2 million from our public offering of Common Stock in 2020; $46.6 million from our public offering of Common Stock in 2022; $53.5 million from our public offering of Common Stock in 2024; $14.4 million from the sale of Common Stock in our 2019 at-the-market offering; and $15.2 million from the sale of Common Stock in our 2021 at-the-market offering. As of June 30, 2025, we had cash and cash equivalents of $40.8 million. Our cash and cash equivalents are maintained at a number of financial institutions in amounts that may exceed federally insured limits. Our existing cash and cash equivalents, including the available proceeds from the Revenue Purchase and Sale Agreement, will be sufficient to meet our cash commitments for at least the next 12 months after the date that the interim condensed consolidated financial statements are issued.

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

On March 13, 2024, we amended and restated the 2021 ATM Agreement where we entered into an Open Market Sales Agreement with Cowen with respect to an at-the-market offering program under which we could offer and sell the 2024 ATM Shares, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent (the "2024 ATM Program"). The offering and sale of the 2024 ATM Shares will be made pursuant to the our shelf registration statement of Form S-3, which was declared effective by the SEC on March 22, 2024. There were no shares issued under the 2024 ATM Program as of June 30, 2025. Please see Note 9. Stockholders’ Equity to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

We expect to incur substantial additional expenditures in the near future to support our ongoing activities and commercialization of FUROSCIX. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of FUROSCIX, including the expansion of our direct sales force, and as we continue to make substantial expenditures on research and development, including to increase our manufacturing capacity and for conducting clinical trials of our product candidates. Additionally, we continue to incur additional costs as a result of operating as a public company. We plan to continue to fund our operations through cash and cash equivalents on hand. Additionally, we expect to be able to sell shares pursuant to our at-the-market offering program with Cowen and Company, LLC, or we could otherwise seek additional funding through a combination of public or private equity offerings, or debt financings, if we believe additional resources are needed. Our future capital requirements will depend on many factors, including without limitation:

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

CASH FLOWS

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2025
Net cash (used in) provided by:
Operating activities	$(37,928)	$(33,250)
Investing activities	29,320	-
Financing activities	298	(1,596)
Net decrease in cash and cash equivalents	$(8,310)	$(34,846)

Net Cash Used in Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $33.3 million, consisting primarily of a net loss of $37.8 million and an increase in net operating assets of $2.7 million. This was offset by non-cash charges of $7.2 million. The increase in net operating assets is related to accounts receivable and inventory to support the ongoing commercial operations of FUROSCIX. The non-cash charges primarily consisted of depreciation, amortization related to our right-of-use leased assets, stock-based compensation expense, and the fair value adjustments to the term loan and revenue purchase and sale liability.

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

Net Cash Provided by Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $29.3 million, consisting of maturities of short-term investments. There was no net cash provided by investing activities during the six months ended June 30, 2025.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $1.6 million due to payments made on the revenue purchase and sale liability, offset by purchases pursuant to our 2017 Employee Stock Purchase Plan.

During the six months ended June 30, 2024, net cash provided by financing activities was $0.3 million due to purchases pursuant to our 2017 Employee Stock Purchase Plan and stock option exercises, offset by amounts paid to settle restricted stock unit tax withholding obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to that information disclosed in our Annual Report during the six months ended June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), which was filed with the SEC on March 19, 2025. There have been no material changes from the risk factors previously disclosed in our Annual Report, other than stated below.

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

▪
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
▪
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;
▪
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
▪
expansion of potential liability under federal healthcare fraud and abuse laws, including the False Claims Act, or FCA, and the Anti-Kickback Statute, or AKS;
▪
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
▪
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

33

▪
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability;
▪
expansion of the entities eligible for discounts under the 340B drug pricing program;
▪
new requirements to annually report to CMS certain data on payments and other transfers of value to physicians and teaching hospitals;
▪
a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
▪
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

Further, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of FUROSCIX.

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

None.

(c)
Insider Trading Arrangements and Policies.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SCPHARMACEUTICALS INC.

Date: August 7, 2025	By:	/s/ Rachael Nokes
Rachael Nokes
Chief Financial Officer (Principal Financial Officer)